Form 10-Q
period 1996-12-31
JET SET LIFE USA INC
filed 1997-07-22
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-QSB



[X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 1996           Commission File No. 33-18461


                    JET SET LIFE USA, INC.
(Exact Name of Registrant as Specified in its Charter)


       Delaware                                    75-2195575
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


         21935 Van Buren, Suite 4
        Grand Terrace, California                92313
     (Address of principal executive offices)            (Zip Code)


  (909) 783-1800
(Registrant's telephone number,
including area code)

2060 Chicago Avenue, Suite B-3
Riverside, California 92507
(Former Address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X            No


As of March 31, 1997, 58,374,247 shares of common stock were outstanding.


PART I

Item 1.  Financial Statements:

     Unaudited financial statements for the quarter covered by this report are attached hereto.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The Company sells an oil additive and a fuel saving device named the Triple Charger through its subsidiaries.

     $242,000 in sales were realized during the fiscal year ending June 30, 1995, $901,000 during fiscal year 1996 and $1,006,000 during the first three quarters of fiscal year ending June 30, 1997.

     The subsidiaries make direct sales through a multi-level network of independent distributors. The Triple Charger, now sells for $229.00 for cars, $699.00 for large diesel trucks and a new model ready for launch for larger 12 to 16 cylinder locomotive and industrial engines will sell in the $2,500.00 range.

     In the last nine months the Company has acquired exclusive world-wide distribution rights for a new motor oil and motor oil additive.

     With these three products, the Company now plans to start a major push to recruit many more independent distributors.

PART II
Item 1.  Legal Proceedings
     None.

Item 2.  Changes in Securities
     None.

Item 3.  Defaults Upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.

Item 5.  Other Information
     On June 30, 1996, the Company acquired Jet Set Life Technologies, Inc., a privately held Nevada corporation, ("JSLT") in a business combination accounted for as a pooling of interests. JSLT became a wholly owned subsidiary of the Company through the exchange of 13,369,124 shares of the Company's common stock for all of the outstanding stock of JSLT. After the transaction the shareholders of JSLT owned the majority of stock in the Company and management of JSLT became management of the Company. JSLT was founded and wholly owned by George French, who was president, a director and controlling shareholder of Company prior to the acquisition and remained so after the acquisition.

Item 6.  Exhibits and Reports on Form 8-K
     None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   JET SET LIFE USA, INC.



Date:  July 11, 1997          By:   /s/ George French
George French, President

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   JET SET LIFE USA, INC.



Date:  July 11, 1997          By:
George French, President





JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
                                                    December 31,    June 30,
                                                            1996        1996
                                                      ----------  ----------
Current Assets
     Cash                                             $      --   $   10,483
     Accounts receivable                                  21,189      16,152
     Inventory                                            82,867      73,738
                                                      ----------  ----------
          Total Current Assets                           104,056     100,373
                                                      ----------  ----------
Property and Equipment
     Machinery and equipment                              62,822      48,750
     Computer equipment and software                      76,454      76,454
     Furniture and fixtures                                5,976       4,776
     Leasehold improvements                               15,862      12,528
                                                      ----------  ----------
          Total Property and Equipment                   161,114     142,508

     Less:  Accumulated Depreciation                     (55,332)    (44,260)
                                                      ----------  ----------
     Net Property and Equipment                          105,782      98,248
                                                      ----------  ----------
Other Assets
     Deposits                                              1,000       1,000
     Organization costs net of accumulated
        amortization of $1,388 and $198, respectively     10,512      11,702
                                                      ----------  ----------
          Total Other Assets                              11,512      12,702
                                                      ----------  ----------
Total Assets                                          $  221,350  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.


JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                    December 31,    June 30,
                                                            1996        1996
                                                      ----------  ----------
Current Liabilities
     Cash overdraft                                   $   34,225  $      --
     Accounts payable                                    155,538     152,782
     Accrued liabilities                                 132,920     108,174
     Interest payable                                        --       22,791
     Note payable - related party                        102,930     106,340
     Notes payable - current portion                      82,862      49,900
                                                      ----------  ----------
          Total Current Liabilities                      508,475     439,987
                                                      ----------  ----------
Long-Term Liabilities
     Notes payable                                         7,668       7,668
                                                      ----------  ----------
Total Liabilities                                        516,143     447,655
                                                      ----------  ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,374,247 and 57,786,820
        shares issued and outstanding                      5,837       5,779
     Additional paid-in capital                          225,673     159,768
     Accumulated deficit                                (523,346)   (398,922)
     Foreign currency translation adjustment              (2,957)     (2,957)
                                                      ----------  ----------
          Total Stockholders' Deficit                   (294,793)   (236,332)
                                                      ----------  ----------
Total Liabilities and Stockholders' Deficit           $  221,350  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                 For the Six Months      For the Three Months
                                  Ended December 31,      Ended December 31,
                               -----------------------  ----------------------
                                      1996        1995        1996        1995
                               -----------  ----------  ----------  ----------
Sales                          $   728,123  $  383,888  $  368,857  $  196,303
Cost of Goods Sold                 209,839     136,435     105,076      65,669
                               ----------   ----------  ----------  ----------
      Gross Profit                 518,284     247,453     263,781     130,634
                               -----------  ----------  ----------  ----------
Operating Expenses
   General and administrative
     expense                       365,710     141,395     180,218      66,251
   Sales and marketing             263,722     180,549     127,165      86,008
   Depreciation and amortization    12,262      10,168       6,131       5,084
                               -----------  ----------   ---------  ----------
      Total Operating Expenses     641,694     332,112     313,514     157,343

Loss from Operations              (123,410)    (84,659)    (49,733)    (26,709)
                               -----------  ----------   ---------  ----------
Interest Expense                     1,014       1,503          --       1,024
                               -----------  ----------   ---------  ----------
Net Loss                       $  (124,424) $  (86,162)  $ (49,733) $  (27,733)
                               ===========  ==========   =========  ==========
Net Loss Per Share             $     (0.00) $    (0.00)  $   (0.00) $    (0.00)
                               ===========  ==========   =========  ==========
Weighted Average Common
  Shares Used in Per Share
  Calculation                   58,080,534  49,999,320  58,374,247  49,999,320
                               ===========  ==========  ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.


JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        For the Six Months
                                                         Ended December 31,
                                                            1996        1995
                                                      ----------  ----------
Cash Flows From Operating Activities
     Net loss                                         $ (124,424) $  (86,162)
     Adjustment to reconcile net loss to net cash
      provided by operating activities:
     Depreciation and amortization                        12,262      10,168
     Changes in certain current assets and liabilities
     Accounts receivable                                  (5,037)     (7,887)
     Inventory                                            (9,129)    (36,871)
     Accounts payable                                      2,756      80,566
     Accrued liabilities                                  24,746      21,910
                                                      ----------  ----------
     Net Cash Used In Operating Activities               (98,826)    (18,276)
                                                      ----------  ----------
Cash Flows From Investing Activities
     Purchase of equipment                               (18,606)     (7,145)
                                                      ----------  ----------
     Net Cash Used In Investing Activities               (18,606)     (7,145)
                                                      ----------  ----------
Cash Flows From Financing Activities
     Borrowings under notes payable to related parties     2,750      43,877
     Borrowings under notes payable                       76,137         --
     Payments on notes payable to related parties         (6,163)        --
     Payments on notes payable                               --       (9,470)
                                                      ----------  ----------
     Net Cash Provided By Financing Activities            72,724      34,407
                                                      ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents     (44,708)      8,986

Cash and Cash Equivalents (Cash Overdraft)
   At Beginning of Year                                   10,483      (1,019)
Cash and Cash Equivalents (Cash Overdraft)            ----------  ----------
   At End of Year                                     $  (34,225) $    7,967
                                                      ==========  ==========
Supplemental Disclosures of Cash Flow Information:

     Interest Paid                                    $    1,014  $    1,503
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.


JET SET LIFE USA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of the year.

NOTE 2--SUBSEQUENT EVENTS

In April 1997, the Company committed to issue 2,650,000 shares of its common stock for services rendered to the Company. These shares were valued at $0.01 per share, which was the market value of the stock at the time the commitment was made.

In April 1997, the Company entered into an agreement whereby the Company will pay $3,000,000 to acquire the rights to certain technology relating to a catalytic cartridge which is used as part of one of the Company's products. $1,500,000 due under this agreement will be paid by issuance of a promissory note which is due and payable in cash or shares at the sellers option by October 2001; interest will accrue at 4.50 % payable annually with the first payment due October 1998. The agreement provides that the remaining $1,500,000 will be paid by the issuance of 1,500,000 shares of the Company's common stock, provided the bid price of the stock in a public market at June 27, 1997 is at least $0.33 per share. If this is not the case, the Company must pay $5,625 per month until the Company's common stock reaches a bid price of $0.33 per share.

In April 1997, the Company entered into an agreement whereby the Company will issue 2,000,000 shares of the Company's common stock for exclusive worldwide distribution rights for an oil additive.

In April 1997, the Company entered into an agreement with an individual, whereby the Company agreed to issue 500,000 shares of common stock to the individual. In return, the individual will attempt to promote the Company, will attempt to keep market makers up to date on Company developments and will be available for additional general consulting. The market value of the shares at the time of the commitment was $0.01 per share.

Subsequent to June 30, 1996, the Company has expanded its operations into New Zealand, Australia and Germany through the establishment of subsidiary companies in those countries.

In settlement of a judgement against the Company in favor of Financial Sciences of America, with a principal balance of $43,175 and accrued interest of $22,791, the Company has agreed to issue 1% of the outstanding shares of Jet Set Life USA as of June 30, 1996 and 1% of any shares subsequently issued for the next two years. Under the agreement, for a two year period commencing June 30, 1996 and ending June 30, 1998, the Company has the option to repurchase all shares issued to Financial Services of America for $100,000. Subsequent to June 30, 1996, 587,427 shares have been issued to settle this liability.