Form 10-Q
period 1997-03-31
JET SET LIFE USA INC
filed 1997-07-22
CIK 819620

[TYPE]
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-QSB



[X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997           Commission File No. 33-18461


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

     In the last nine months the Company has acquired exclusive world-wide distribution rights for a new motor oil.

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   JET SET LIFE USA, INC.



Date:  July 11, 1997          By:   /s/ George French
George French, President






JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

                                                       March 31,    June 30,
                                                            1997        1996
                                                      ----------  ----------
Current Assets
     Cash                                             $      -    $   10,483
     Accounts receivable                                  21,436      16,152
     Inventory                                            82,867      73,738
                                                      ----------  ----------
          Total Current Assets                           104,303     100,373
                                                      ----------  ----------
Property and Equipment
     Machinery and equipment                              63,622      48,750
     Computer equipment and software                      76,454      76,454
     Furniture and fixtures                                5,976       4,776
     Leasehold improvements                               15,862      12,528
                                                      ----------  ----------
          Total Property and Equipment                   161,914     142,508

     Less:  Accumulated Depreciation                     (60,868)    (44,260)
                                                      ----------  ----------
     Net Property and Equipment                          101,046      98,248
                                                      ----------  ----------
Other Assets
     Deposits                                              1,000       1,000
     Organization costs net of accumulated
        amortization of $1,992 and $198, respectively      9,908      11,702
                                                      ----------  ----------
          Total Other Assets                              10,908      12,702
                                                      ----------  ----------
Total Assets                                          $  216,257  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                        March 31,    June 30,
                                                            1997        1996
                                                      ----------  ----------
Current Liabilities
     Cash overdraft                                   $   48,494  $     --
     Accounts payable                                    155,538     152,782
     Accrued liabilities                                 141,223     108,174
     Interest payable                                        --       22,791
     Note payable - related party                        107,880     106,340
     Notes payable - current portion                     128,321      49,900
                                                      ----------  ----------
          Total Current Liabilities                      581,456     439,987
                                                      ----------  ----------
Long-Term Liabilities
     Notes payable                                         7,668       7,668
                                                      ----------  ----------
Total Liabilities                                        589,124     447,655
                                                      ----------  ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,374,247 and 57,786,820
        shares issued and outstanding                      5,837       5,779
     Additional paid-in capital                          225,673     159,768
     Accumulated deficit                                (601,420)   (398,922)
     Foreign currency translation adjustment              (2,957)     (2,957)
                                                      ----------  ----------
          Total Stockholders' Deficit                   (372,867)   (236,332)

Total Liabilities and Stockholders' Deficit           $  216,257  $  211,323

See the accompanying notes to the condensed consolidated financial statements.



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                  For the Nine Months     For the Three Months
                                     Ended March 31,         Ended March 31,
                                      1997        1996        1997        1996
                               -----------  ----------  ----------  ----------
Sales                          $ 1,005,976  $  603,289  $  277,853  $  219,401
Cost of Goods Sold                 283,082     211,494      73,243      75,059
Gross Profit                       722,894     391,795     204,610     144,342

Operating Expenses
     General and administrative
       expense                     551,205     216,669     185,495      75,274
     Sales and marketing           354,771     262,137      91,049      81,588
     Depreciation                   18,402      15,252       6,140       5,084
                               ----------   ----------  ----------  ----------
  Total Operating Expenses         924,378     494,058     282,684     161,946

Loss from Operations              (201,484)   (102,263)    (78,074)    (17,604)

Interest Expense                     1,014       1,982         --          479
                               -----------  ----------  ----------  ----------
Net Loss                       $  (202,498) $ (104,245) $  (78,074) $  (18,083)
                               ===========  ==========  ==========  ==========
Net Loss Per Share             $     (0.00) $    (0.00) $    (0.00) $    (0.00)
                               ===========  ==========  ==========  ==========
Weighted Average Common Shares
 Used in Per Share Calculation  58,181,297  49,999,320  58,374,247  49,999,320
                               ===========  ==========  ==========  ==========

See the acccompanying notes to the condensed consolidated financial statements.



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       For the Nine Months
                                                          Ended March  31,
                                                            1997        1996
                                                      ----------  ----------
Cash Flows From Operating Activities
     Net loss                                         $ (202,498) $ (104,245)
     Adjustment to reconcile net loss to net cash
      provided by operating activities:
     Depreciation                                         18,402      15,252
     Changes in certain current assets and liabilities
     Accounts receivable                                  (5,284)    (11,863)
     Inventory                                            (9,129)    (55,306)
     Accounts payable                                      2,756     120,631
     Accrued liabilities                                  33,049      32,865
                                                      ----------  ----------
     Net Cash Used In Operating Activities              (162,704)     (2,666)
                                                      ----------  ----------
Cash Flows From Investing Activities
     Purchase of equipment                               (19,406)    (19,822)
                                                      ----------  ----------
     Net Cash Used In Investing Activities               (19,406)    (19,822)
                                                      ----------  ----------
Cash Flows From Financing Activities
     Borrowings under notes payable to
        related parties                                    7,700      47,983
     Borrowings under notes payable                      121,596         --
     Payments on notes payable to related parties         (6,163)        --
     Payments on notes payable                               --      (10,470)
                                                      ----------  ----------
     Net Cash Provided By Financing Activities           123,133      37,513
                                                      ----------  ----------
Net Increase (Decrease)in Cash and Cash Equivalents      (58,977)     15,025

Cash and Cash Equivalents (Cash Overdraft)
   At Beginning of Year                                   10,483      (1,019)

Cash and Cash Equivalents (Cash Overdraft)
   At End of Year                                     $  (48,494) $   14,006
                                                      ==========  ==========
Supplemental Disclosures of Cash Flow Information:

     Interest Paid                                    $    1,014  $    1,982
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

In April 1997, the Company entered into an agreement whereby the Company will pay $3,000,000 to acquire the rights to certain technology relating to a catalytic cartridge which is used as part of one of the Company's products. $1,500,000 due under this agreement will be paid by issuance of a promissory note which is due and payable in cash or shares at the sellers option by October 2001; interest will accrue at 4.50% payable annually with the first payment due October 1998. The agreement provides that the remaining $1,500,000 will be paid by the issuance of 1,500,000 shares of the Company's common stock, provided the bid price of the stock in a public market at June 27, 1997 is at least $0.33 per share. If this is not the case, the Company must pay $5,625 per month until the Company's common stock reaches a bid price of $0.33 per share.

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