Form 10KSB
period 1996-06-30
JET SET LIFE USA INC
filed 1997-08-12
CIK 819620

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996.

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to
Commission File No. 33-18461

          JET SET LIFE USA, INC.
(Exact name of registrant as specified in its charter)

         Delaware                                75-2195575
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                         Identification No.)

21935 Van Buren, Suite 4
Grand Terrace, California                 92313
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (909) 783-1800 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock - $.0001 par value per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

     State Issuer's revenues for the June 30, 1996 fiscal year:
  $901,311.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [X]

       The aggregate market value of the common voting stock held by non-affiliates as of June 30, 1996: Not Determinable.

       Shares outstanding of the Registrant's common stock as of March 31,
1997:   58,374,247   shares.

      PART I


Item 1.      Description of Business.

     (a)     General Development of Business.

     Jet Set Life USA, Inc. (the "Company") was organized as a Delaware corporation on February 17, 1987, under the name "Caravel Corporation" to be a publicly-held shell corporation available to be combined with a privately-held company that desired to become publicly-held without offering its own securities to the public. The Company had no business operations and had no planned business activities except for the identification of and merger with a privately-held company.

     The Company was a wholly-owned subsidiary of ANova Ventures Corporation ("ANova") until April 11, 1987, the declaration date of a dividend of the Company's securities, consisting of common stock and warrants to purchase common stock, to the stockholders of ANova. On December 31, 1987, Liberty Military Sales, Inc. merged into ANova and ANova's name was changed to Liberty Military Sales, Inc.
     On March 10, 1989, the Company acquired Jet Set Life, Inc., a privately-held Nevada Corporation ("Subsidiary") in a business combination accounted for as a reverse recapitalization. Jet Set Life, Inc. became a wholly owned subsidiary of the Company through the exchange of shares of the Company's common stock for all the outstanding stock of Subsidiary. After the transaction the shareholders of Subsidiary owned the majority of stock in the Company and management of Subsidiary became management of the Company.

     As part of the stockholders' meeting approving the acquisition of Jet Set Life, Inc., the stockholders' approved a 6 for 1 forward stock split and the name change from Caravel Corporation to Jet Set Life USA, Inc.

     Thereafter the Subsidiary engaged in multi-level marketing with two (2) programs: a nutrition and weight loss products line and a video-audio subliminal reprogrammer (VSR). The Subsidiary was not able to obtain a consistent source of VSR's for sale due largely in part to flaws in the electronic components for the VSR.

     The Subsidiary was not able to succeed financially and on November 15, 1990, it filed a Voluntary Petition for relief under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the District of Central California (the "Bankruptcy Court"). As a result of the bankruptcy proceeding Subsidiary ceased to exist on March 1, 1991.

     The Company did not engage in any business from June, 1990 until 1996.

     On June 30, 1996, the company acquired Jet Set Life Technologies, Inc., a privately held Delaware corporation ("JSLT") in a business combination accounted for as a pooling of interests. JSLT became a wholly-owned subsidiary of the Company through the exchange of shares of the Company's common stock for all the outstanding stock of JSLT. After the transaction the shareholder of JSLT owned the majority of stock in the Company. JSLT was founded and wholly-owned by George French, who is president, a director and controlling shareholder of the Company and was prior the acquisition of JSLT. Also see Item 11(b).

     JSLT engages in multi-level marketing selling motor oil additives, fuel treatment devices and related products. The Company has several wholly-owned foreign subsidiary corporations who engage in the same business as JSLT. The Company operates in the U.S., Canada, U.K., New Zealand, Australia and Germany.
     (b)     Financial Information about Industry Segments

     The Registrant does not presently have separate industry segments.

     (c)     Narrative Description of the Business

     JSLT was started by George French in the summer of 1993 with two products, a magnetic gasoline and diesel fuel treatment device and an oil additive, both of which were purchased from outside sources. JSLT subsequently acquired the rights to a catalytic cartridge fuel saving device from a third party and a magnetic fuel saving device from its President. JSLT combined these new technologies into their product, the Triple Charger, which management believes has the ability to treat gasoline or diesel fuel as it passes through the device on its way to the engine combustion chamber in such a way that mileage is increased.

      The driving public, both individual and commercial, compose the principal market for the products and services of JSLT. JSLT has chosen direct sales through a multi-level marketing network of independent distributors as the means to sell its products. In the last six months JSLT has acquired world-wide distribution rights to a new and improved motor oil additive.

     JSLT hopes to start a major push to recruit many more independent distributors. None of JSLT's products are covered by patents, but are produced under conditions of trade secrecy by JSLT.

Item 2.Properties.

     The Company has eight full time employees. The Company presently maintains its business office at 21935 Van Buren, Suite 4, Grand Terrace, California 92313, which is approximately sixty miles east of Los Angeles. The Company leases 5,300 square feet in a single story tilt-up industrial building. 2,000 feet is used for office space and 3,300 feet is used for manufacturing and warehouse. The lease is for two years and expires in February of 1998.

Item 3.     Legal Proceedings.

     There are not currently any material pending legal proceedings to which the Registrant is a party and no such proceedings are known to the Registrant to be threatened or contemplated by or against it.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.
      PART II

Item 5.     Market for Registrant's Common Equity and Related
Stockholder Matters.

     (a)     Market Information.

     There is presently no established public trading market for the Registrant's common stock. Present management is unaware of any active trading within the past two years. The Company has made unregistered issuances of its restricted common stock, see Item 12.

     (b)     Holders.

     The approximate number of record holders of the Registrant's common stock as of May 17, 1997 is 289.

     (c)     Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Jet Set Life Technologies, Inc. ("JSLT") was started in the summer of 1993 with two products, a magnetic gasoline and diesel fuel saving device, and an oil additive, both purchased from outside sources. George French, the founder and president, had the concept of giving the first sample of oil treatment free of charge with the fuel saving device, hoping if the customer once started using the additive they might continue using it.
     The President of the company who had a background in motorcycle and car speed equipment designing and manufacturing in his younger years sought out a catalytic fuel saving device. This device used a unique catalytic cartridge containing an alloy made of precious, common and exotic metals which were treated with a nine step chemical process. This cartridge technology was later purchased from the inventor and combined with a magnetic technology developed by the President to produce the Triple Charger. Management believes the Triple Charger has the ability to treat gasoline or diesel fuel as it passes through the device on its way to the engine combustion chamber in such a way that mileage is increased. 20% increase in gasoline mileage and 15% increase in diesel fuel mileage is guaranteed by JSLT. Management believes the Triple Charger also has the ability to lower emissions.

     $242,000 in sales were realized during the fiscal year ending June 30, 1995, $901,000 during fiscal year 1996 and $1,006,000 during the first three quarters of fiscal year ending June 30, 1997.

     JSLT chose direct sales through a multi-level network of independent distributors as the vehicle to launch Triple Charger sales. The Triple Charger, now sells for $229.00 for cars, $699.00 for large diesel trucks and a new model ready for launch for larger 12 to 16 cylinder locomotive and industrial engines will sell in the $2,500.00 range. Management felt direct sales by trained individuals telling how well this device worked on their car or truck would be a much more viable method of distribution for a small under capitalized company. Since starting the Company has opened wholly owned offices in Scotland, Australia, New Zealand, Germany and Canada. They also have sales in a dozen other countries.

     In the last six months the Company has acquired world-wide rights to sell a motor oil and motor oil additive.
     With these three products, JSLT now plans to start a major push to recruit many more independent distributors. With petrol and diesel fuel prices as high at $4.00 to $5.00 per gallon in many countries, and more and more emphasis being placed on motor vehicle emissions, JSLT hopes to establish wholly-owned sales offices and distribution centers in countries all over the world. JSLT hopes to expand into ten new countries in fiscal year ending June 30, 1998, ten new countries during 1999 and another ten new countries during 2000.

     Other network marketing companies are already selling their products in many countries. Most of these companies have extensive product lines with many products of equal quality readily available from other network marketing companies, or at the local super market. This of course results in lots of competition and the Company's sales can fluctuate wildly from year to year. Management believes JSLT has a few exclusive products which for technical reasons will be hard to copy by other companies, and a sales method which management believes is becoming more desirable every day because individuals can start a small home based business with less than $50.00 being invested in a sales kit.

Item 7.     Financial Statements.

     Financial Statements examined and reported upon by Hansen, Barnett and Maxwell, Independent Certified Public Accountants, containing Balance Sheets at June 30, 1996, and Statements of Operations, Shareholders Equity (Deficit) and Cash Flows for the two fiscal years preceding June 30, 1996.

Item 8.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     There have not been any disagreements between the Registrant and its certifying accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any other reportable event.
      PART III

Item 9.Directors and Executive Officers.

     (a)     Identification of Directors.

Name                        Age           Position Held

George French               66            Director and President

William Maass               45            Director and Secretary

     (b)Identification of Executive Officers

     Same as above.

     (c)     Significant Employees.

     The Registrant has no significant employees other than its executive officers.

     (d)     Family Relationships.

     None.

      (e)Business Experience.

          (1)     Background.

George W. French, President and Director
     George W. French, born in 1930 has spent most of his life in engineering, sales, marketing and management. He attended La Sierra University for three years but was drafted into the army before he graduated, and after basic training served eighteen months as an Army medic in Korea during the height of the Korean war.

     After returning from Korea he started his own business designing and manufacturing motorcycle and automotive speed equipment products. This business was sold so he could return to San Bernadino Valley college to finish his degree in engineering. Before he graduated he was offered a partnership in the purchaser of his speed equipment business. His innovative designs become so well known that he was invited to join American Honda Motor Company as its first American employee. He spent three years at Honda as National Sales Manager.

     From 1964 to 1969 he worked for Ovation Cosmetics, a multi-level marketing organization, where he rose to area coordinator for Los Angeles County, California. Starting in 1969 he spent the next twenty three years working for a religious institution working with teenagers and an anti-drug program he developed.

     He next founded Jet Set Life Technologies, Inc., The Company's purpose was to produce and market a gasoline and diesel fuel saving device.

William Maass, Secretary and Director
     William D. "Bill" Maass, born in 1952, has been involved in sales, marketing and business management from his late teenage years. In business for himself, at eighteen, he operated a pool service company and later became a contractor building pools. The service company financed his education at L.A. Pierce College where in 1974, he earned an Associate of Arts Degree. In 1980, after 14 years in contracting, Bill left the construction business to manage a telemarketing satellite office for a supplier of industrial tools and equipment. In 1984 he took a management/marketing position representing materials testing equipment for quality control test labs to commercial and government agencies. Then in 1991 he took a position as regional manager with a specialty lubrication manufacturer. In April, 1994 he was hired as National Marketing Director for Company.
     (2)     Directorships.

     None.

(f)Involvement in Certain Legal Proceedings.

     None.

     (g)Compliance with Section 16(a) of the Exchange Act

     Not applicable.

Item 10.      Executive Compensation.

     (a)     Cash Compensation.

     During the last fiscal year, William Maass, who is the Company's Secretary and a director was paid cash compensation of approximately $33,000.00 which included salary and expense reimbursement. Mr. Maass will be paid a comparable amount during the current fiscal year. In the fiscal year ending June 30, 1995 and also the fiscal year ending June 30, 1996 the Company accrued but did not pay a salary to its president in the amount of $36,000.00 each year. The company is similarly accruing but not paying the same amount as salary to its president during the current fiscal year. No other officer or director received any salary during the last fiscal year and the Company has no plans to pay any during the current fiscal year.

     (b)     Compensation Pursuant to Plans.

     Except as described in Item 10(c), there are presently no retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid or is proposed to be hpaid or distributed in the future to any of the current executive officers of the Registrant.

     (c)     Other Compensation.

     During the fiscal year ending June 30, 1994 and June 30, 1995 William Maass, Secretary and a Director of the Company agreed to issue 500,000 and 250,000 respectively, restricted shares of the Company's Common Stock in partial consideration of services rendered to the Company. There are presently no plans to issue any further shares to any officer or director.

     (d)     Compensation of Directors.

     None other than as described under Item 10(a) and 10(c).

Item 11.     Security Ownership of Certain Beneficial Owners and
Management.

     (a)     Security Ownership of Certain Beneficial Owners.

     The following tabulates holdings of Common Shares of the Company as of June 30, 1996, held of record by all Directors, Officers and Principal Shareholders individually and as a group.

                Percent of
Names and Addresses of Number of SharesCommon Stock
Officers and Director               of Common StockOwned (1)

George French                      38,079,524        66%

William Maass                         750,000         1%

All officers and
directors as a group (2 persons)   38,829,524        67%


     (b)     Changes in Control.

     On June 30, 1996 the Company entered into a stock for stock reorganization agreement with the stockholder of Jet Set Life Technologies, Inc. ("JSLT"). As a result of the transaction JSLT became a wholly-owned subsidiary of the Company through the exchange of 13,369,124 shares of the Company's common stock for all of the outstanding stock of JSLT. After the transaction the stockholders of JSLT owned the majority of the stock in the Company and management of JSLT became management of the Company. The founder and sole stockholder of JSLT is George French, who was an officer, a director and the controlling stockholder of the Company prior to the acquisition of JSLT and remained so after the acquisition.

Item 12.     Certain Relationships and Related Transactions.

     See Item 10(c) also.

     During the fiscal year ending June 30, 1991 the Company agreed to issue 50,000 shares of its restricted Common Stock to one individual in partial consideration of a loan made to the Company by that individual.

     During the fiscal year ending June 30, 1994 the Company agreed to issue 500,000 shares of its restricted Common Stock to William Maass, its Secretary and a Director for services rendered to the Corporation by Mr. Maass. In addition, the Corporation agreed to issue a total of 4,120,000 shares of its restricted Common Stock to nine individuals in partial consideration of loans made to the Corporation, assets acquired by the Company or services rendered to the Company.

     During the fiscal year ending June 30, 1995 the Company agreed to issue a total of 2,527,500 shares of its restricted Common Stock to ten individuals in partial consideration of loans made to the Company or services rendered for the Company.
     During the fiscal year ending June 30, 1996 the Company agreed to issue 250,000 shares of its restricted Common Stock to William Maass, Secretary and Director, in partial consideration of services rendered to the Company by Mr. Maass. In addition, the Company agreed to issue a total of 340,000 shares of its restricted Common Stock to seven individuals in partial consideration of services rendered to the Corporation by those individuals.

     During the current fiscal year the Company has agreed to issue a total of 4,825,000 shares of its restricted Common Stock to a total of nine individuals and one entity in partial consideration of loans made to the Company, services rendered for the Company or assets acquired by the Company. These included 583,427 shares issued to a judgment creditor to settle a judgment obtained against the Company.

     On June 30, 1996 the Company entered into a stock for stock reorganization agreement with the stockholder of Jet Set Life Technologies, Inc. ("JSLT"). As a result of the transaction JSLT became a wholly-owned subsidiary of the Company through the exchange of 13,369,124 shares of the Company's common stock for all of the outstanding stock of JSLT. After the transaction the stockholders of JSLT owned the majority of the stock in the Company and management of JSLT became management of the Company. The founder and sole stockholder of JSLT is George French, who was an officer, a director and the controlling stockholder of the Company prior to the acquisition of JSLT and remained so after the acquisition. PART IV

Item 13.     Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a) Exhibits listed in the following index are included as part of this report. Those documents which have previously been filed as an exhibit to a registration statement or report under the Securities Act or the Exchange Act are incorporated herein by reference into such reports and are marked "previously filed."
EXHIBIT INDEX
 No.          Description
 3.1          Articles of Incorporation               Previously Filed
 3.2          Articles of Amendment                    Previously Filed
 3.3          By-Laws                                   Previously Filed
 4.1          Specimen Stock Certificate               Previously Filed




SIGNATURES

     Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this
  11th   day of    July   , 1997.

                                   JET SET LIFE USA, INC.

                                   By:  /s/ George French
                                      President, George French

      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Date:
                                   George French, President
                                   and Director

Date:
                                   William Maas
                                   Secretary/Treasurer and Director


      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Date: July 11, 1997                      /s/ George W. French
                                         George W. French, President
                                         and Director

Date: July 11, 1997                      /s/ William Maass
Secretary/Treasurer and Director




JET SET LIFE USA INC. AND SUBSIDIARIES



TABLE OF CONTENTS


                                                                      Page

     Report of Independent Certified Public Accountants                 1

     Consolidated Balance Sheet June 30,1996                            2

     Consolidated Statements of Operations for the Years
         Ended June 30, 1996 and 1995                                   4

     Consolidated Statements of Cash Flows for the Years
        Ended June 30, 1996 and 1995                                    5

     Consolidated Statements of Stockholders' Deficit for
       the Years Ended June 30, 1995 and 1996                           6

     Notes to Consolidated Financial Statements                         7

HANSEN, BARNETT & MAXWELL
     A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS
         345 East 300 South
     Salt Lake City, Utah  84111
          (801) 532-2200




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Jet Set Life USA Inc.

We have audited the accompanying consolidated balance sheet of Jet Set Life USA Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two years in the period ending June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jet Set Life USA Inc. and Subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has had reoccurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 31, 1997

JET SET LIFE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1996


ASSETS

Total Current Assets
     Cash                                               $   10,483
     Accounts receivable                                    16,152
     Inventory                                              73,738
                                                        ----------
          Total Current Assets                             100,373
                                                        ----------
Property and Equipment
     Machinery and equipment                                48,750
     Computer equipment and software                        76,454
     Furniture and fixtures                                  4,776
     Leasehold improvements                                 12,528
                                                        ----------
          Total Property and Equipment                     142,508

     Less:  Accumulated Depreciation                       (44,260)
                                                        ----------
     Net Property and Equipment                             98,248
                                                        ----------
Other Assets
     Deposits                                                1,000
     Organization costs net of accumulated
        amortization of $198                                11,702
                                                        ----------
          Total Other Assets                                12,702
                                                        ----------
Total Assets                                            $  211,323
                                                        ==========

The accompanying notes are an integral part of these consolidated financial statements.

JET SET LIFE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
JUNE 30, 1996


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                   $  152,782
     Accrued liabilities                                   108,174
     Interest payable                                       22,791
     Note payable - related party                          106,340
     Notes payable - current portion                        49,900
                                                        ----------
          Total Current Liabilities                        439,987
                                                        ----------
Long-Term Liabilities
     Notes payable                                           7,668
                                                        ----------
Total Liabilities                                          447,655
                                                        ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 57,786,820 shares issued
        and outstanding                                      5,779
     Additional paid-in capital                            159,768
     Accumulated deficit                                  (398,922)
     Foreign currency translation adjustment                (2,957)
                                                        ----------
          Total Stockholders' Deficit                     (236,332)
                                                        ----------
Total Liabilities and Stockholders' Deficit             $  211,323
                                                        ==========

The accompanying notes are an integral part of these consolidated financial statements.

JET SET LIFE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                         1996          1995
                                                   ----------    ----------
Sales                                              $  901,311    $  241,984
Cost of Goods Sold                                    371,534       119,087
                                                   ----------    ----------
          Gross Profit                                529,777       122,897
                                                   ----------    ----------
Operating Expenses
     General and administrative expense               285,407       153,812
     Sales and marketing                              313,684        63,886
     Depreciation and amortization                     22,589        13,935
                                                   ----------    ----------
          Total Operating Expenses                    621,680       231,633

Loss from Operations                                  (91,903)     (108,736)
                                                   ----------    ----------
Interest Expense                                       20,977        38,790
                                                   ----------    ----------
Net Loss                                           $  112,880)   $ (147,526)
                                                   ==========    ==========
Net Loss Per Share                                 $    (0.00)   $    (0.00)
                                                   ==========    ==========
Weighted Average Common Shares
 Used in Per Share Calculation                     49,999,320    49,999,320
                                                   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

JET SET LIFE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                                         1996          1995
Cash Flows From Operating Activities               ----------    ----------
     Net loss                                      $ (112,880)   $ (147,526)
     Adjustment to reconcile net loss
       to net cash provided by operating
       activities:
     Depreciation and amortization                     22,589        13,935
     Stock issued for services                          5,900           --
     Changes in certain current assets
       and liabilities:
     Accounts receivable                              (16,085)          --
     Inventory                                        (42,077)      (28,156)
     Prepaid expenses                                     --          1,000
     Accounts payable                                 120,714        22,540
     Accrued liabilities                               47,239        57,706
                                                  -----------    ----------
     Net Cash Provided By (Used In)
        Operating Activities                           25,400       (80,501)
                                                   ----------    ----------
Cash Flows From Investing Activities
     Purchase of equipment                            (58,999)      (37,540)
     Increase in other assets                         (11,900)       (1,000)
                                                   ----------    ----------
     Net Cash Used In Investing Activities            (70,899)      (38,540)
                                                   ----------    ----------
Cash Flows From Financing Activities
     Borrowings under notes payable to
       related parties                                 49,180        40,076
     Borrowings under notes payable                    20,550        92,002
     Payments on notes payable                         (9,677)      (13,000)
                                                   ----------    ----------
     Net Cash Provided By Financing Activities         60,053       119,078
                                                   ----------    ----------
Effect of Exchange Rate Changes on Cash                (3,052)           20

Net Increase in Cash and Cash Equivalents              11,502            57

Cash Overdraft At Beginning of Year                    (1,019)       (1,076)
                                                   ----------    ----------
Cash and Cash Equivalents (Cash Overdraft)
   At End of Year                                  $   10,483    $   (1,019)
                                                   ==========    ==========
Supplemental Disclosures of Cash Flow Information:

     Interest Paid                                 $   17,079    $   32,602
                                                   ==========    ==========

Supplemental Schedule of Noncash Investing and Financing
 Activities - Note 6


The accompanying notes are an integral part of these financial statements.

JET SET LIFE USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
JUNE 30, 1996

                                                                        Foreign
                                                 Additional             Currency      Total
                                Common Stock       Paid-In   Retained Translation Stockholders'
                              Shares     Amount    Capital    Deficit  Adjustment   Deficit
                            ----------  --------  ---------  ----------  --------  ----------
Balance - June 30, 1994     49,999,320  $  5,000  $  28,392  $ (138,516) $   --    $ (105,124)

Foreign currency translation       --        --         --          --      (155)        (155)

Net loss                           --        --        --      (147,526)     --      (147,526)

Balance - June 30, 1995     49,999,320     5,000     28,392    (286,042)    (155)    (252,805)

Conversion of accrued
 interest and other
 liabilities                 4,247,500       425     42,050         --       --        42,475

Conversion of notes
  payable                    2,950,000       295     83,485         --       --        83,780

Stock issued for services      590,000        59      5,841         --       --         5,900

Foreign currency translation       --        --         --          --     (2,802)      (2,802)

Net loss                           --        --         --     (112,880)     --       (112,880)
                            ----------  --------  ---------  ----------   --------  ----------
Balance - June 30, 1996     57,786,820  $  5,779  $ 159,768  $ (398,922)  $(2,957)  $ (236,332)
                            ==========  ========  =========  ==========   ========  ==========

The accompanying notes are an integral part of these consolidated financial statements.
</FS>

JET SET LIFE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization -- Caravel Corp. (Caravel) was incorporated under the laws of the
State of Delaware on February 17, 1987. On May 10, 1989, Caravel changed its name to Jet Set Life U.S.A. (USA) and the shareholders approved the acquisition of all of the outstanding common shares of Jet Set Life, Inc. (Jet Set), a Nevada Corporation for 5,280,000 shares of USA common stock. The acquisition was accounted for as a reorganization of Jet Set for accounting purposes. The USA shareholders also approved a 6-to-1 forward stock split at that same time. The accompanying financial statements present the stock split for all periods presented. Jet Set filed for Chapter 7 bankruptcy in 1990, with Jet Set dissolving. None of the operations of Jet Set prior to the bankruptcy are included in these financial statements.

Jet Set Life Technologies, Inc. (Technologies), was incorporated in the state of Delaware on May 19, 1994. Effective June 30, 1996, USA acquired all of the outstanding shares of Technologies, which were owned by George French, for 13,369,124 shares of USA common stock. Since Mr. French controlled both companies before and after the reorganization, this business combination has been accounted for by the pooling-of-interests method. Accordingly all financial statements presented herein have been restated on a combined basis for all periods presented.

Jet Set Life Technologies UK Limited (UK) was formed on February 22, 1995 with its sole shareholder being USA. Jet Set Life Technologies Canada Limited (Canada) was formed in May of 1996 and is also wholly owned by USA. In November of 1995, Jet Set Life Barbados Limited (Barbados) was formed as a wholly owned subsidiary of USA. The accompanying consolidated financial statements include the accounts of USA and of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. USA, Technologies, UK, Canada, and Barbados are referred to as the Company.

The Company is in the business of selling automotive products, which are intended to increase fuel mileage and performance for both gas and diesel vehicles. The products are marketed using a multilevel marketing system. Basis of Presentation -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 1996 and 1995, the Company incurred net losses of $112,880 and $147,526, respectively, and as of June 30, 1996, the Company's accumulated deficit totaled $398,922. At June 30, 1996, the Company had a net capital deficiency of $236,332. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately attain successful operations. Management is pursuing efforts to obtain additional financing and intends to organize the Company so as to generate sufficient cash flows through future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

Financial Instruments -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payables are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information and management's estimates as of June 30, 1996. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Revenue Recognition -- Revenue from the sale of products is recognized at the time the product is shipped and paid for by the distributor. The product is usually not shipped until payment is received; therefore the Company has minimal accounts receivable, and no collateral is required. No allowance for bad debt is considered necessary, based on management's estimate and subsequent collections.

Inventory -- Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory consisted of the following at June 30, 1996:

          In process products           $     38,294
          Finished products                   35,444
                                        ------------
          Total inventory               $     73,738
                                        ============

Property and Equipment -- Property and equipment are reported at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets which are as follows:

     Machinery and Equipment                    7 years
     Computer Equipment and Software          3-5 years
     Furniture and Fixtures                     7 years
     Leasehold Improvements                     7 years
     Video Production                           3 years

Depreciation expense was $22,391 and $13,935 for the years ended June 30,
1996
and 1995, respectively.

Organizational Costs -- The Company has capitalized $11,900 in organizational costs. These costs are being amortized over a five-year period using the straight-line method. Amortization expense for the period ending June 30, 1996 and 1995 was $198 and $0, respectively.

Advertising Costs -- The Company expenses all advertising costs as incurred. The Company incurred $88,121 and $12,967 in advertising costs for the years ending June 30, 1996 and 1995, respectively.

Loss Per Share -- The Company computes loss per share based upon the weighted average number of common shares outstanding during the period. The number of common shares was not increased by the number of shares issuable on the exercise of warrants as they would have decreased the loss per share.

Foreign Currency Translation -- Foreign currency exchange gains and losses have been reflected in the results of operations. The financial statements of foreign subsidiaries were prepared using the local currency as the functional currency. Those balance sheets were then translated into U.S. dollars at the year-end rates of exchange and the statements of operations were translated at the weighted average exchange rates during each year. The effects of translating the financial statements into U.S. dollars were recorded as a separate component of stockholders' deficit.

Income Taxes -- The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

Impact of the Adoption of Recently Issued Accounting Standards -- Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of (SFAS 121). SFAS 121 requires that impairment losses be recorded when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this standard did not have a material impact on the Company's operating results, cash flows or financial position.

NOTE 2--RELATED PARTY TRANSACTIONS

During the years ended June 30, 1996 and 1995, the Company received $49,180 and 40,076, respectively, from short-term, non-interest bearing advances from its president. The total amount owed to its president regarding these advances was $106,340 at June 30, 1996. These advances are due on demand and unsecured.
The president is also the majority shareholder of the Company.

NOTE 3--NOTES PAYABLE

The following schedule summarizes the Company's long-term debt at June 30, 1996:

     Note payable to an individual; no stated interest rate;
     currently due; unsecured.                                      $  5,000

     Note payable to an individual; monthly payments of $375 which includes interest at 32% through September 1996; secured by
     computer equipment.                                               9,393

     Judgement payable to a corporation; accrued interest of
     $22,791 is also currently due; see Note 9 for settlement
     of this judgement.                                               43,175

     Total Notes Payable                                              57,568

     Less Current Portion                                             49,900
                                                                    --------
     Long-Term Notes Payable                                        $  7,668
                                                                    ========

Annual maturities of notes payable as of June 30, 1996 were as follows:

          Year Ending June 30:
                        1997         $  49,900
                        1998             2,366
                        1999             3,249
                        2000             2,053

NOTE 4--LEASE COMMITMENTS

The Company leases a facility under an operating lease agreement which extends through February 1998. Future minimum lease payments required under the terms of the lease are as follows:

     Year Ending June 30:
                        1997         $  15,996
                        1998            10,664

Rent expense relating to this operating lease was $4,889 and $0 for the years ending June 30, 1996 and 1995, respectively.

NOTE 5--COMMITMENTS

The Company has executed an employment agreement with its President under which $36,000 of compensation expense was accrued during the years ended June 30, 1996 and 1995. The agreement is of a continuing nature and is anticipated to be reviewed annually in the future.


NOTE 6-- SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During 1996, $83,780 of notes payable to individuals were converted into 2,950,000 shares of common stock at an average price of $0.03 per share. The conversion ratio was based on repayment agreements between the Company and the individuals. The Company issued 4,247,500 shares of common stock at $0.01 per share totaling $42,475 for accrued interest and to settle other liabilities.

Also during 1996, the Company issued 590,000 shares of common stock at $0.01 totaling $5,900 for services rendered. The $0.01 conversion ratio was based on the fair value of the common stock on the date of conversion.

NOTE 7--STOCK WARRANTS

The Company issued 7,200,000 warrants in 1989 that are exercisable at $0.25 per share, expiring June 30, 1997.

NOTE 8--INCOME TAXES

The major components of the net deferred tax asset as of June 30, 1996 were as follows:

        Accrued salaries                        $  28,080
        Operating loss carry forwards             115,661
        Less Valuation allowance                 (143,741)
                                                ---------
        Net deferred tax asset                  $     --
                                                =========
The net change in the valuation allowance was $43,122 and $57,387 for the years ended June 30, 1996 and 1995, respectively. The Company has operating loss carry forwards at June 30, 1996 of $296,568 which expire in the years 2009 through 2011 if unused. Under federal tax law, certain potential changes in ownership of the Company may restrict future utilization of these carry forwards.

The components of the provision for income taxes were immaterial for all periods presented. The following is a reconciliation of the income tax at a federal statutory tax rate of 34% with the provision for income taxes for the years ended June 30, 1996 and 1995:

                                                          1996        1995
                                                    ----------  ----------
    Income tax benefit at statutory rate            $  (38,379) $  (50,159)
    Benefit of current operating loss not recognize     25,354      37,790
    Change in deferred tax asset valuation
      allowance, excluding net operating losses         12,240      12,240
    Nondeductible expenses                                 786         129
                                                    ----------  ----------
    Provision for income taxes                      $      --   $      --
                                                    ==========  ==========

NOTE  9--SUBSEQUENT EVENTS

Subsequent to June 30, 1996, the Company has committed to issue 2,650,000 shares of its common stock for service rendered to the Company. These shares were valued at $0.01 per share which was market value when the commitment was made (Unaudited).

In settlement of a judgement against the Company in favor of Financial Sciences of America, with a principal balance of $43,175 and accrued interest of $22,791, the Company has agreed to issue 1% of the outstanding shares of Jet Set Life U.S.A. as of June 30, 1996 and 1% of any shares subsequently issued for the next two years. Under the agreement, for a two-year period commencing June 30, 1996 and ending June 30, 1998, the Company has the option to repurchase all shares issued to Financial Services of America for $100,000. Subsequent to June 30, 1996, 587,427 shares have been issued to settle this liability. (Unaudited).

Subsequent to June 30, 1996, the Company entered into an agreement whereby the Company will pay $3,000,000 to acquire the rights to certain technology relating to a catalytic cartridge which is used as part of one of the Company's products. $1,500,000 due under this agreement will be paid by issuance of a promissory note which is due and payable in cash or shares at the sellers option by October 2001; interest will accrue at 4.50 % payable annually with the first payment due October 1998. The agreement provides that the remaining $1,500,000 will be paid by the issuance of 1,500,000 shares of the Company's common stock, provided the bid price of the stock in a public market at June 27, 1997 is at least $0.33 per share. If this is not the case, the Company must pay $5,625 per month until the Company's common stock reaches a bid price of $0.33 per share. (Unaudited).

In October 1996, the Company entered into an agreement whereby the Company will issue 2,000,000 shares of the Company's common stock for exclusive worldwide distribution rights for an oil additive. (Unaudited).

Subsequent to June 30, 1996, the Company entered into an agreement with an individual, whereby the Company agreed to issue 500,000 shares of common stock to the individual. In return, the individual will attempt to promote the Company, will attempt to keep market makers up to date on Company developments and will be available for additional general consulting. The market value of the shares at the time of the commitment was $0.01 per share. The related compensation will be expensed in the subsequent period. (Unaudited).

Subsequent to June 30, 1996, the Company has expanded its operations into New Zealand, Australia and Germany through the establishment of subsidiary companies in those countries. (Unaudited).