Form 10-Q
period 1996-09-30
JET SET LIFE USA INC
filed 1997-09-10
CIK 819620

[TYPE]
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-QSB



[X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996           Commission File No.
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

     In the last six months the Company has acquired exclusive world-wide distribution rights for a new motor oil and motor oil additive.

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

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   JET SET LIFE USA, INC.



Date:  July 11, 1997          By:   /s/ George French
George French, President



             JET SET LIFE USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                              ASSETS

                                                   September 30,    June 30,
                                                            1996        1996
Current Assets                                        ----------  ----------
          Cash                                        $     --    $   10,483
          Accounts receivable                             21,188      16,152
          Inventory                                       73,746      73,738
                                                      ----------  ----------
          Total Current Assets                            94,934     100,373
                                                      ----------  ----------
Property and Equipment
          Machinery and equipment                         59,868      48,750
          Computer equipment and software                 76,454      76,454
          Furniture and fixtures                           5,976       4,776
          Leasehold improvements                          15,862      12,528

          Total Property and Equipment                   158,160     142,508

          Less:  Accumulated Depreciation                (49,796)    (44,260)
                                                      ----------  ----------
          Net Property and Equipment                     108,364      98,248
                                                      ----------  ----------
Other Assets
          Deposits                                         1,000       1,000
         Organization costs net of accumulated
              amortization of $793 and $198,
              respectively                                11,107      11,702
                                                      ----------  ----------
          Total Other Assets                              12,107      12,702
                                                      ----------  ----------
   Total Assets                                       $  215,405  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.





        JET SET LIFE USA, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   September 30,    June 30,
                                                            1996        1996
Current Liabilities                                   ----------  ----------
     Cash overdraft                                   $   28,616  $      --
     Accounts payable                                    156,790     152,782
      Accrued liabilities                                112,854     108,174
      Interest payable                                       --       22,791
      Note payable - related party                       100,180     106,340
     Notes payable - current portion                      54,357      49,900
                                                      ----------  ----------
      Total Current Liabilities                          452,797     439,987
                                                      ----------  ----------
Long-Term Liabilities
     Notes payable                                         7,668       7,668
                                                      ----------  ----------
 Total Liabilities                                       460,465     447,655
                                                      ----------  ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,374,247 and 57,786,820
          shares issued and outstanding                    5,837       5,779
      Additional paid-in capital                         225,673     159,768
       Accumulated deficit                              (473,613)   (398,922)
       Foreign currency translation adjustment            (2,957)     (2,957)
                                                      ----------  ----------
      Total Stockholders' Deficit                       (245,060)   (236,332)
                                                      ----------  ----------
 Total Liabilities and Stockholders' Deficit          $  215,405  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.




             JET SET LIFE USA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                     For the Three Months
                                                       Ended September 30,
                                                         1996        1995
                                                      ----------  ----------
Sales                                                 $  359,266  $  187,585
Cost of Goods Sold                                       104,763      70,766
                                                      ----------  ----------
      Gross Profit                                       254,503     116,819
                                                      ----------  ----------
Operating Expenses
    General and administrative expense                   185,492      75,144
    Sales and marketing                                  136,557      94,541
    Depreciation and amortization                          6,131       5,084
                                                      ----------  ----------
       Total Operating Expenses                          328,180     174,769
                                                      ----------  ----------
Loss from Operations                                     (73,677)    (57,950)
                                                      ----------  ----------
Interest Expense                                           1,014         479
                                                      ----------  ----------
Net Loss                                              $  (74,691) $  (58,429)
                                                      ==========  ==========
Net Loss Per Share                                    $    (0.00) $    (0.00)
                                                      ==========  ==========
Weighted Average Common Shares
 Used in Per Share Calculation                        57,786,820  49,999,320
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.




             JET SET LIFE USA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                       For the Three Months
                                                        Ended September 30,
                                                            1996        1995
                                                      ----------  ----------
Cash Flows From Operating Activities
     Net loss                                         $  (74,691) $  (58,429)
     Adjustment to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                    6,131       5,084
     Changes in certain current assets and liabilities
          Accounts receivable                             (5,036)     (3,911)
          Inventory                                           (8)    (18,436)
          Accounts payable                                 4,008      40,251
          Accrued liabilities                              4,680      10,955
                                                      ----------  ----------
      Net Cash Used In Operating Activities              (64,916)    (24,486)
                                                      ----------  ----------
Cash Flows From Investing Activities
     Purchase of equipment                               (15,652)     (2,562)
                                                      ----------  ----------
     Net Cash Used In Investing Activities               (15,652)     (2,562)
                                                      ----------  ----------
Cash Flows From Financing Activities
     Borrowings under notes payable to
       related parties                                    35,344         --
       Borrowings under notes payable                     47,629         --
     Payments on notes payable to related parties         (6,160)        --
                                                      ----------  ----------
     Net Cash Provided By Financing Activities            41,469      35,344
                                                      ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents     (39,099)      8,296

Cash and Cash Equivalents (Cash Overdraft) At
   Beginning of Period                                    10,483      (1,019)
                                                      ----------  ----------
Cash and Cash Equivalents (Cash Overdraft)
   At End of Period                                   $  (28,616) $    7,277
                                                      ==========  ==========
Supplemental Disclosures of Cash Flow Information:

     Interest Paid                                    $    1,014  $      479
                                                      ==========  ==========


             JET SET LIFE USA, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 1997, the Company entered into an agreement with an individual, whereby the Company agreed to issue 500,000 shares of common stock to the individual. In return, the individual will attempt to promote the Company, will attempt to keep the market makers up to date on Company developments and will be available for additional general consulting. The market value of the shares at the time of the commitment was $0.01 per share.

Subsequent to June 30, 1996, The Company has expanded its operations into New Zealand, Australia and Germany through the establishment of subsidiary companies in those countries.

In settlement of a judgement against the Company in favor of Financial
Sciences of America, with a principal balance of $43,175 and accrued interest of $22,791, the Company has agreed to issue 1% of the outstanding shares of Jet Set Life USA as of June 30, 1996 and 1% of any shares subsequently issued for the next two years. Under the agreement, for a two year period commencing June 30, 1996 and ending June 30, 1998, the Company has the option to repurchase all shares issued to Financial Services of America for $100,000. Subsequent to June 30, 1996, 587,427 shares have been ssued to settle this liability.