Form 10KSB
period 1997-06-30
JET SET LIFE USA INC
filed 1997-09-26
CIK 819620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 12b-25
                                                       SEC FILE NUMBER
                   NOTIFICATION OF LATE FILING                33-18461

                             FORM 10-KSB                     CUSIP NUMBER

                   For Period Ended: June 30, 1997

[Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.]

PART I - REGISTRANT INFORMATION

                        JET SET LIFE USA, INC.

                       Full Name of Registrant

                            Not Applicable

                      Former Name if Applicable

                       21935 Van Buren, Suite 4

      Address of Principal Executive Office (Street and Number)

                       Grand Terrace, CA 92313

                       City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

          (a)  The reasons described in reasonable detail in Part
     III of this form could not be eliminated without unreasonable effort or expense;

          (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the


[X] prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

          (c) The accountant's statement or other exhibit required by Rule 12b-25 has been attached if applicable.

PART III - NARRATIVE

     State below in reasonable detail the reasons why the Form
10-K, 11-K, 10-Q,
N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     A few additional days are needed to complete and finalize the report.

PART IV - OTHER INFORMATION

          (1)  Name and telephone number of person to contact in
     regard to this      notification.

               George French                909/783-1800


                  (Name)           (Area Code)(Telephone Number)

          (2)  Have all other periodic reports required under
     Section 13 or 15(d) of the Securities Exchange Act of 1934 or
     Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the Registrant was required to file such reports) been filed? If
     answer is no, identify report(s). [X]Yes   [ ]No

          (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
     [ ]Yes   [X]No

     If so, attach an explanation of the anticipated change, both narratively and qualitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



                        JET SET LIFE USA, INC.

             (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

                                   JET SET LIFE USA, INC.


                         By:      /s/ George French

                         George French, President



Date: September 29, 1997


[ATTENTION: Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).]



                                   JET SET LIFE USA, INC.


                                   By:

                                        George French, President


Date: September 29, 1997


[ATTENTION: Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).]