Form 10KSB/A
period 1996-06-30
JET SET LIFE USA INC
filed 1997-10-21
CIK 819620

FORM 10-KSB/A
                          AMENDMENT NUMBER 1

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

     State Issuer's revenues for the June 30, 1996 fiscal year:
  $901,311.00  .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [X]

       The aggregate market value of the common voting stock held by non-affiliates as of June 30, 1996: Not Determinable.

       Shares outstanding of the Registrant's common stock as of
September 30, 1997:    65,555,091   shares.


                                PART I


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

ITEM 2.   PROPERTIES.

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

                               PART II

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS.

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

                               PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

     (A)  IDENTIFICATION OF DIRECTORS.

NAME                     AGE                             POSITION HELD

George French            66                     Director and President

William Maass            45                     Director and Secretary

     (B)  IDENTIFICATION OF EXECUTIVE OFFICERS

     Same as above.

     (C)  SIGNIFICANT EMPLOYEES.

     The Registrant has no significant employees other than its executive officers.

     (D)  FAMILY RELATIONSHIPS.

     None.

     (E)  BUSINESS EXPERIENCE.

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

     None.

     (F)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     None.

     (G)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

     (B)  COMPENSATION PURSUANT TO PLANS.

     Except as described in Item 10(c), there are presently no retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid or is proposed to be paid or distributed in the future to any of the current executive officers of the Registrant.

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

                                                            Percent of
Names and Addresses of             Number of Shares       Common Stock
Officers and Director              of Common Stock           Owned (1)

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

     On June 30, 1996 the Company entered into a stock for stock reorganization agreement with the stockholder of Jet Set Life Technologies, Inc. ("JSLT"). As a result of the transaction JSLT became a wholly-owned subsidiary of the Company through the exchange of 13,369,124 shares of the Company's common stock for all of the outstanding stock of JSLT. After the transaction the stockholders of JSLT owned the majority of the stock in the Company and management of JSLT became management of the Company. The founder and sole stockholder of JSLT is George French, who was an officer, a director and the controlling stockholder of the Company prior to the acquisition of JSLT and remained so after the acquisition.
                               PART IV

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




                              SIGNATURES

     Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this
  8th   day of    October   , 1997.

                                   JET SET LIFE USA, INC.

                                   By:  /s/ George French
                                      President, George French



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Date:                                 /s/ George W. French
                                   George W. French, President
                                   and Director

Date:                                  /s/ William Maass
                                   Secretary/Treasurer and
                                   Director





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

JET SET LIFE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
JUNE 30, 1996


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                   $  152,782
     Accrued liabilities                                   108,174
     Interest payable                                       22,791
     Note payable - related party                          106,340
     Notes payable - current portion                        49,900
                                                        ----------
          Total Current Liabilities                        439,987
                                                        ----------
Long-Term Liabilities
     Notes payable                                           7,668
                                                        ----------
Total Liabilities                                          447,655
                                                        ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,317,664 shares issued
        and outstanding                                      5,832
     Additional paid-in capital                            159,715
     Accumulated deficit                                  (398,922)
     Foreign currency translation adjustment                (2,957)
                                                        ----------
          Total Stockholders' Deficit                     (236,332)
                                                        ----------
Total Liabilities and Stockholders' Deficit             $  211,323
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