Form 10QSB/A
period 1996-09-30
JET SET LIFE USA INC
filed 1997-10-21
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



                            FORM 10-QSB/A
                          AMENDMENT NUMBER 1



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

               Yes   X        No


As of September 30, 1997, 65,555,091 shares of common stock were outstanding.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     None.


                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                   JET SET LIFE USA, INC.



Date:  October 8, 1997             By:   /s/ George French
                                      George French, President




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





        JET SET LIFE USA, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   September 30,    June 30,
                                                            1996        1996
Current Liabilities                                   ----------  ----------
     Cash overdraft                                   $   28,616  $      --
     Accounts payable                                    156,790     152,782
      Accrued liabilities                                112,854     108,174
      Interest payable                                       --       22,791
      Note payable - related party                       100,180     106,340
     Notes payable - current portion                      54,357      49,900
                                                      ----------  ----------
      Total Current Liabilities                          452,797     439,987
                                                      ----------  ----------
Long-Term Liabilities
     Notes payable                                         7,668       7,668
                                                      ----------  ----------
 Total Liabilities                                       460,465     447,655
                                                      ----------  ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,905,091 and 58,317,664
          shares issued and outstanding                    5,890       5,832
      Additional paid-in capital                         225,620     159,715
       Accumulated deficit                              (473,613)   (398,922)
       Foreign currency translation adjustment            (2,957)     (2,957)
                                                      ----------  ----------
      Total Stockholders' Deficit                       (245,060)   (236,332)
                                                      ----------  ----------
 Total Liabilities and Stockholders' Deficit          $  215,405  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.




             JET SET LIFE USA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                                     For the Three Months
                                                       Ended September 30,
                                                         1996        1995
                                                      ----------  ----------
Sales                                                 $  359,266  $  187,585
Cost of Goods Sold                                       104,763      70,766
                                                      ----------  ----------
      Gross Profit                                       254,503     116,819
                                                      ----------  ----------
Operating Expenses
    General and administrative expense                   185,492      75,144
    Sales and marketing                                  136,557      94,541
    Depreciation and amortization                          6,131       5,084
                                                      ----------  ----------
       Total Operating Expenses                          328,180     174,769
                                                      ----------  ----------
Loss from Operations                                     (73,677)    (57,950)
                                                      ----------  ----------
Interest Expense                                           1,014         479
                                                      ----------  ----------
Net Loss                                              $  (74,691) $  (58,429)
                                                      ==========  ==========
Net Loss Per Share                                    $    (0.00) $    (0.00)
                                                      ==========  ==========
Weighted Average Common Shares
 Used in Per Share Calculation                        58,317,664  50,530,164
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