Form 10QSB/A
period 1996-12-31
JET SET LIFE USA INC
filed 1997-10-21
CIK 819620

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


JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                    December 31,    June 30,
                                                            1996        1996
                                                      ----------  ----------
Current Liabilities
     Cash overdraft                                   $   34,225  $      --
     Accounts payable                                    155,538     152,782
     Accrued liabilities                                 132,920     108,174
     Interest payable                                        --       22,791
     Note payable - related party                        102,930     106,340
     Notes payable - current portion                      82,862      49,900
                                                      ----------  ----------
          Total Current Liabilities                      508,475     439,987
                                                      ----------  ----------
Long-Term Liabilities
     Notes payable                                         7,668       7,668
                                                      ----------  ----------
Total Liabilities                                        516,143     447,655
                                                      ----------  ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,905,091 and 58,317,664
        shares issued and outstanding                      5,890       5,832
     Additional paid-in capital                          225,620     159,715
     Accumulated deficit                                (523,346)   (398,922)
     Foreign currency translation adjustment              (2,957)     (2,957)
                                                      ----------  ----------
          Total Stockholders' Deficit                   (294,793)   (236,332)
                                                      ----------  ----------
Total Liabilities and Stockholders' Deficit           $  221,350  $  211,323
                                                      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                 For the Six Months      For the Three Months
                                  Ended December 31,      Ended December 31,
                               -----------------------  ----------------------
                                      1996        1995        1996        1995
                               -----------  ----------  ----------  ----------
Sales                          $   728,123  $  383,888  $  368,857  $  196,303
Cost of Goods Sold                 209,839     136,435     105,076      65,669
                               ----------   ----------  ----------  ----------
      Gross Profit                 518,284     247,453     263,781     130,634
                               -----------  ----------  ----------  ----------
Operating Expenses
   General and administrative
     expense                       365,710     141,395     180,218      66,251
   Sales and marketing             263,722     180,549     127,165      86,008
   Depreciation and amortization    12,262      10,168       6,131       5,084
                               -----------  ----------   ---------  ----------
      Total Operating Expenses     641,694     332,112     313,514     157,343

Loss from Operations              (123,410)    (84,659)    (49,733)    (26,709)
                               -----------  ----------   ---------  ----------
Interest Expense                     1,014       1,503          --       1,024
                               -----------  ----------   ---------  ----------
Net Loss                       $  (124,424) $  (86,162)  $ (49,733) $  (27,733)
                               ===========  ==========   =========  ==========
Net Loss Per Share             $     (0.00) $    (0.00)  $   (0.00) $    (0.00)
                               ===========  ==========   =========  ==========
Weighted Average Common
  Shares Used in Per Share
  Calculation                   58,611,378  50,530,164  58,905,091  50,530,164
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