Form 10QSB/A
period 1997-03-31
JET SET LIFE USA INC
filed 1997-10-21
CIK 819620

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



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                        March 31,    June 30,
                                                            1997        1996
                                                      ----------  ----------
Current Liabilities
     Cash overdraft                                   $   48,494  $     --
     Accounts payable                                    155,538     152,782
     Accrued liabilities                                 141,223     108,174
     Interest payable                                        --       22,791
     Note payable - related party                        107,880     106,340
     Notes payable - current portion                     128,321      49,900
                                                      ----------  ----------
          Total Current Liabilities                      581,456     439,987
                                                      ----------  ----------
Long-Term Liabilities
     Notes payable                                         7,668       7,668
                                                      ----------  ----------
Total Liabilities                                        589,124     447,655
                                                      ----------  ----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 58,905,091 and 58,317,664
        shares issued and outstanding                      5,890       5,832
     Additional paid-in capital                          225,620     159,715
     Accumulated deficit                                (601,420)   (398,922)
     Foreign currency translation adjustment              (2,957)     (2,957)
                                                      ----------  ----------
          Total Stockholders' Deficit                   (372,867)   (236,332)

Total Liabilities and Stockholders' Deficit           $  216,257  $  211,323
						      ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.



JET SET LIFE USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                  For the Nine Months     For the Three Months
                                     Ended March 31,         Ended March 31,
                                      1997        1996        1997        1996
                               -----------  ----------  ----------  ----------
Sales                          $ 1,005,976  $  603,289  $  277,853  $  219,401
Cost of Goods Sold                 283,082     211,494      73,243      75,059
Gross Profit                       722,894     391,795     204,610     144,342

Operating Expenses
     General and administrative
       expense                     551,205     216,669     185,495      75,274
     Sales and marketing           354,771     262,137      91,049      81,588
     Depreciation                   18,402      15,252       6,140       5,084
                               ----------   ----------  ----------  ----------
  Total Operating Expenses         924,378     494,058     282,684     161,946

Loss from Operations              (201,484)   (102,263)    (78,074)    (17,604)

Interest Expense                     1,014       1,982         --          479
                               -----------  ----------  ----------  ----------
Net Loss                       $  (202,498) $ (104,245) $  (78,074) $  (18,083)
                               ===========  ==========  ==========  ==========
Net Loss Per Share             $     (0.00) $    (0.00) $    (0.00) $    (0.00)
                               ===========  ==========  ==========  ==========
Weighted Average Common Shares
 Used in Per Share Calculation  58,712,141  50,530,164  58,905,091  50,530,164
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