Form 10QSB
period 1997-03-31
JET SET LIFE USA INC
filed 1998-10-09
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



                                      FORM 10-QSB


                  [X]  QUARTERLY REPORT   OR   [  ] TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended March 31, 1998
                               Commission File No. 33-18461


                                 JET SET LIFE USA, INC.
                 (Exact Name of Registrant as Specified in its Charter)


                         Delaware                          75-2195575
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)


             21935 Van Buren, Suite 4,   Grand Terrace, California    92313
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

     As of October 6, 1998, there were 66,126,792 shares of common stock outstanding.

     PART I

     ITEM 1.  FINANCIAL STATEMENTS:

                        JET SET LIFE USA, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)


                                         ASSETS
                                                        March 31,  June 30,
                                                          1998       1997
                                                        ---------  ---------
     Total Current Assets
       Cash                                             $     589  $  10,322
       Accounts receivable                                 75,176     25,858
       Inventory                                          151,320    140,837
                                                        ---------  ---------
        Total Current Assets                              227,085    177,017
                                                        ---------  ---------
     Property and Equipment
       Machinery and equipment                             56,657     58,803
       Computer equipment and software                     75,754     77,822
       Furniture and fixtures                               4,776      4,776
       Leasehold improvements                              12,528     12,528
                                                        ---------  ---------
        Total Property and Equipment                      149,715    153,929

       Less:  Accumulated Depreciation                    (88,094)   (71,116)
                                                        ---------  ---------
          Net Property and Equipment                       61,621     82,813
                                                        ---------  ---------
     Other Assets
       Deposits                                             1,000      1,000
       Organization costs net of accumulated
         amortization of $4,363 and $2,578                  7,537      9,322
                                                        ---------  ---------
        Total Other Assets                                  8,537     10,322
                                                        ---------  ---------
     Total Assets                                       $ 297,243  $ 270,152
                                                        ---------  ---------

     See the accompanying notes to the condensed consolidated financial statements.


                        JET SET LIFE USA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (UNAUDITED)



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        March 31,  June 30,
                                                          1998       1997
                                                       ----------  ---------
     Current Liabilities
       Accounts payable                                $  209,282  $ 181,975
       Accrued liabilities                                141,367    133,305
       Note payable - related party                       523,718    344,186
       Notes payable - current portion                    112,195     20,702
                                                       ----------  ---------
        Total Current Liabilities                         986,562    680,168
                                                       ----------  ---------
     Contingent Liabilities

     Stockholders' Deficit
       Common stock - $0.0001 par value; 100,000,000
          shares authorized; 66,126,792 shares issued
          and outstanding                                   6,613      6,613
       Additional paid-in capital                         500,740    500,740
       Accumulated deficit
                                                       (1,196,672)  (917,122)
       Foreign currency translation adjustment                  -       (247)
                                                       ----------  ---------
        Total Stockholders' Deficit                      (689,319)  (410,016)
                                                       ----------  ---------
        Total Liabilities and Stockholders' Deficit    $  297,243  $ 270,152
                                                       ==========  =========

       See the accompanying notes to the condensed consolidated financial statements.


                          JET SET LIFE USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                        For the Three Months    For the Nine Months
                                          Ended March 31,         Ended March 31,
                                       ----------------------  ---------------------
                                          1998        1997        1998       1997
                                       ----------  ----------  ---------- ----------
       Sales                           $   54,601  $  277,853  $  298,488 $1,005,976
       Cost of Goods Sold                  51,506      73,243     268,121    283,082
                                       ----------  ----------  ----------  ---------

          Gross Profit                      3,095     204,610      30,367    722,894
                                       ----------  ----------  ----------  ---------
       Operating Expenses
        General and administrative
         expense                           42,068     185,495     164,686    551,205
        Sales and marketing                21,572      91,049     101,098    354,771
        Depreciation and amortization       6,895       6,140      20,685     18,402
                                       ----------  ----------  ----------  ---------
          Total Operating Expenses         70,535     282,684     286,469    924,378
                                       ----------  ----------  ----------  ---------

       Loss from Operations               (67,440)    (78,074)   (256,102)  (201,484)

       Interest Expense                     7,816           -      23,447      1,014
                                       ----------  ----------  ----------  ---------

       Net Loss                        $  (75,256) $  (78,074) $ (279,549) $ (202,498)
                                       ==========  ==========  ==========  ==========
       Basic and Diluted Loss
        Per Share                      $    (0.00) $    (0.00) $    (0.00) $    (0.00)
                                       ==========  ==========  ==========  ==========
       Weighted Average Common Shares
        Used in Per Share
        Calculation                    66,126,792  58,317,664  66,126,792  58,317,664
                                       ==========  ==========  ==========  ==========

       See the accompanying notes to the condensed consolidated financial statements.

                          JET SET LIFE USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                       For the Nine Months
                                                          Ended March 31,
                                                      ---------------------
                                                         1998       1997
                                                      ----------  ---------
       Cash Flows From Operating Activities
        Net loss                                      $ (279,549) $(202,498)
        Adjustment to reconcile net loss to net cash
         provided by operating activities:
          Depreciation and amortization                   20,685     18,402
          Gain on sale of equipment                        2,292          -
        Changes in certain current assets and liabilities:
          Accounts receivable                            (49,318)    (5,284)
          Inventory                                      (10,483)    (9,129)
          Accounts payable                                27,306      2,756
          Accrued liabilities                              8,062     33,049
                                                      ----------   --------
        Net Cash Provided By (Used In)
         Operating Activities                           (281,005)  (162,704)
                                                      ----------  ---------
       Cash Flows From Investing Activities
        Purchase of equipment                                  -    (19,406)
                                                      ----------  ---------
        Net Cash Used In Investing Activities                  -    (19,406)
                                                      ----------  ---------
       Cash Flows From Financing Activities
        Proceeds from notes payable to
         related parties                                 179,532      7,700
        Proceeds from notes payable                       91,493    121,596
        Payments on notes payable                              -     (6,163)
                                                      ----------  ---------
        Net Cash Provided By Financing Activities        271,025    123,133
                                                      ----------  ---------
       Effect of Exchange Rate Changes on Cash               247          -
                                                      ----------  ---------
       Net Decrease in Cash                               (9,733)   (58,977)
                                                      ----------  ---------
       Cash and Cash Equivalents At Beginning of
        Period                                            10,322     10,483

       Cash and Cash Equivalents (Cash Overdraft)
          At End of Period                            $      589  $ (48,498)
                                                      ==========  =========
       Supplemental Disclosures of Cash Flow Information:
        Interest Paid                                 $        -  $   1,014
                                                      ==========  =========

       See the accompanying notes to the condensed consolidated financial statements.


                      JET SET LIFE USA, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 1--INTERIM CONDENSED FINANCIAL STATEMENTS

       The interim accompanying condensed financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of the year.



NOTE 2--BASIC AND DILUTED LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share', during the quarter ended December 31, 1997. The new standard revises the manner in which earnings per share is calculated, but did not have any impact on the Company's previously reported loss per share. Net loss is divided by the weighted average number of common shares outstanding during the period to calculate basic loss per share. Diluted loss per share is calculated to give effect to stock warrants; however, during periods when the Company has losses, the effect of 7,200,000 stock warrants were excluded from the calculation as they would have decreased diluted loss per share.

NOTE 3--CONTINGENCIES AND COMMITMENTS

A third party has made a claim against the Company and its president alleging to have made payments to Visioneering International, a trust controlled by the Company's president ("Visioneering"), in exchange for 700,000 shares of free-trading common stock of the Company, but that the common stock was not received in full by the third party. The president of the Company made an effort to settle the claim by offering to transfer 750,000 shares of restricted common stock of the Company to the third party; however, the third party rejected the offer and has demanded the transaction from the Company and/or its president in the amount of $95,000. The Company asserts that the transaction was between the third party and the Company's President or Visioneering and not the Company. The Company's ultimate liability in the matter cannot now be determined because of the considerable uncertainties that exist as to how the liability, if one materializes, will be allocated between the parties. Therefore, it is possible that a loss within the range of $70,000 and $100,000 may exist; however, based on facts currently available, management believes that the disposition of the matter will not have a materially adverse effect on the future results of operations or the financial position of the Company.

Legal counsel has advised the Company that there are various judgments entered against the Company for failure to make payment which total approximately $24,000 and which have been included as liabilities in the accompanying financial statements. The Company is in the process of negotiating settlement of these claims.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

     The Company sells an oil additive and a fuel saving device named the Triple Charger through its subsidiaries.

     For the three months ended March 31, 1998, the Company had sales of $54,601 and a net loss of $75,256 compared to sales of $277,853 and a net loss of $78,074 for the three months ended December 31, 1996 net loss of $49,733 for the three months ended December 31, 1996. For the nine months ended March 31, 1997, the Company had sales of $298,488 and a net loss of $279,549 compared to sales of $1,005,976 and a net loss of $202,498 for the nine months ended December 31, 1996 due to a change in the Company's product line.

     Commencing in the 1st quarter of 1997, sales took a sharp drop and have continued to decline after the introduction of our new oil additive, "Oil Extreme". This revolutionary new oil technology uses calcium carbonate to form a tribochemical film which fills the asperities or microscopic hills and valleys found in all metal surfaces.

     Oil Extreme replaced a former product, Oil Charger, which used chlorinated paraffins to form the tribochemical film. Although Oil Charger produced better mileage, acceleration, and horsepower, there were harmful side effects caused by the chlorinated paraffins. Chlorinated paraffins produce hydrochloric acid when heated in an engine, and when they react with ZDDP, which is found in all motor oil additive packages, sludge is formed. The result is a corrosive and environmentally unfriendly combination.

     Chlorinated paraffins are not used in legitimate motor or racing oils. However, they are used by many additive companies because they produce immediate results with a low cost. Almost all additive companies use chlorinated paraffins, however, this fact is generally not addressed in promotional material.

     Our direct sales force is made up of mostly part-time independent sales people, and given their dedication to the former product, some initial difficulties were experienced with the introduction of Oil Extreme which ultimately affected sales. In an effort to compensate for this drop in sales, we have produced presentation books, slides, videos, brochures, and have further introduced a program where we give each distributor $10,000.00 in free Oil Extreme if they attend a training school and pass a written test. Some distributors have now had the opportunity of testing Oil Extreme for themselves and are convinced that the product is as good as Oil Charger if not better. Other distributers have not yet become convinced that this change is for the better. As a result, sales have continued to decrease.

     With the introduction of Oil Extreme, the Company feels that it will eventually be in a much stronger position than before. It is anticipated that because of the unique way in which the tribochemical film reduces friction and wear, Oil Extreme will ultimately be the biggest seller in our product line, especially in light of the fact that dynamometer readings indicate that any vehicle will achieve an increase in horsepower after using Oil Extreme.

     We are undertaking the following actions to increase awareness and sales:

          1. JSLT is embarking on a program of dynamometer testing which will prove Oil Extreme produces horsepower.

          2. JSLT is introducing a synthetic racing oil with the calcium carbonate technology already in the oil. This makes us a legitimate oil company and not just an additive producer.

          3. We are starting a concentrated push to reach the automotive performance market. This includes; auto racing, motorcycle racing, snowmobile racing, truck racing, drag racing, hot rods, and custom cars. It is not uncommon for even very small engine shops, and race car and motorcycle builders to have a dynamometer in their shops. These are the individuals who can prove in a few minutes that Oil Extreme produces horsepower. This can shorten the test time drastically, and prove Oil Extreme does everything we say it does.

          4. We plan to introduce Grease Extreme, which also uses the calcium carbonate technology. This extreme pressure grease out-performs greases costing several times the cost of Grease Extreme.

          5. JSLT plans to attend performance racing industry trade shows, to introduce Oil Extreme to the performance market, and to give samples to anyone willing to test the product on their dynamometers. We also plan to attend performance industry shows internationally as funds permit.

          6. JSLT plans a limited advertising campaign in conjunction with articles showing that both Oil Extreme concentrate and Oil Extreme Synthetic Racing oil out-performs every "top" synthetic racing oil in the world.

          7. JSLT plans to supply Oil Extreme to a variety of top race teams.

          8. JSLT plans to start press release campaign introducing Oil Extreme to the approximately 140 motorcycle and automotive magazines in the US.

     All of the above programs should give us the reputation as being a legitimate oil company, with legitimate new oil technology.

     THE TRIPLE CHARGER

     JSLT is currently in negotiations with the Engineering and Thermodynamics Department of Strathclyde University in Glasgow, Scotland, to undertake a two to three year study on fuel ionization using the Triple Charger as the ionizing device. They are very interested in the Triple Charger technology and have stated that it is the most advanced fuel saving device they know of.

     Very little has ever been published by scientific journals about fuel ionization. It is their intention to first assign a graduate student working on a masters degree to set up the engine test procedures for this study. They also intend to submit applications for funding the multi-year study to several United Kingdom organizations interested in technology designed to reduce pollution and use of fossil fuels. It is proposed that JSLT provide products, technical guidance, and 10% of the funding. All information from these studies will be the property of JSLT, and will allow JSLT to further refine the Triple Charger and other fuel saving and emission reducing technologies.

     THE MINI CHARGER

     The Mini Charger is one of our products that has largely gone unnoticed. The Mini Charger is basically the same catalytic cartridge technology that makes up one part of the Triple Charger.

     This catalytic technology is sealed in a metal housing with a wire mesh that allows fuel to pass over and around the catalytic metal particles.
      The device is simply dropped into the fuel tank of any small motor. Motorcycles, lawnmowers, weed eaters, outboard motors, water craft, jet skis, snowmobiles, and stationary engines all have small capacity fuel tanks of 2 to 5 gallons. One or two Mini Chargers can be dropped into the tank and just roll around loose as they ionize the fuel.

     More horsepower, fuel mileage, smoother running engines, and less emissions are the results of treating the fuel with the Mini Charger. Because the Mini Charger has been largely ignored by our distributors, JSLT plans new brochures, promotions to our distributors, and some dynamometer testing to prove that the technology works.

     TIRE CHARGER

     The Tire Charger tire sealant, introduced at the Las Vegas convention was received with mixed feelings. JSLT president, George W. French, suffered a fall a few days before the opening of the convention and had to be lifted to the stage at Harrah's Hotel due to a broken ankle. His obvious pain put somewhat of a damper on the presentation he made introducing the Tire Charger. Like many new products introduced to independent sales, they must try the product for themselves before they sell it to their friends or business accounts.

     Tire Charger has not resulted in the volume of sales that was anticipated due to the Australian manufacturer advising the wrong amount of fluid that should be put in each tire. Some customers are having problems with out-of-balance tires because of this over filling.

     OUTLOOK

     With the introduction of Oil Extreme and its use in conjunction with our other products, we expect our sales to start gaining momentum. Oil Extreme and the Triple Charger are two products that truly have legitimate commercial potential. Many commercial customers spend several million dollars a year on gasoline, diesel fuel, lubricating oil, and grease. Some of our distributors are reporting potential orders of a million dollars or more for a single order.

     Some network marketing companies need 100,000 to 1,000,000 people who sell or purchase consumer products such as vitamins or soap for their own use in order to achieve total company sales in the three to five hundred million dollars a year range. JSLT has the potential to reach these sales volumes with far fewer sales people because of the potential to acquire large commercial customers.

     Unlike most industries, it appears we have no competitors that have products that perform like Oil Extreme and the Triple Charger. Our products are unique & revolutionary.



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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          None.



                                       SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     JET SET LIFE USA, INC.



     Date: October 7, 1998                   By: /s/  George French
                                             George French, President