Form 10KSB
period 1997-06-30
JET SET LIFE USA INC
filed 1998-10-09
CIK 819620

FORM 10-KSB

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

     For the fiscal year ended June 30, 1997.

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

                       For the transition period from         to

                              Commission File No. 33-18461

                                 JET SET LIFE USA, INC.
                 (Exact name of registrant as specified in its charter)

                   Delaware                           75-2195575
        State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  [  ]  Yes   [X]  No

     State Issuer's revenues for the June 30, 1997 fiscal year:  $1,150,095.

     Check if there is no disclosure of delinquent filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form  10-KSB or any amendment. [X]

     The aggregate market value of the common voting stock held by non-affiliates as of June 30, 1997: Not Determinable.

     Shares outstanding of the Registrant's common stock as of October 6, 1998: 66,126,792 shares.


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

          Thereafter the Subsidiary engaged in multi-level marketing with two (2) programs: a nutrition and weight loss products lineand a video-audio subliminal reprogrammer (VSR). The Subsidiary was not able to obtain a consistent source of VSR's for sale due largely in part to flaws in the electronic components for the VSR.

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

          On June 30, 1996, the company acquired Jet Set Life Technologies, Inc., a privately held Delaware corporation ("JSLT") in a business combination accounted for as a pooling of interests.
     JSLT became a wholly-owned subsidiary of the Company through the exchange of shares of the Company's common stock for all the outstanding stock of JSLT. After the transaction the shareholder of JSLT owned the majority of stock in the Company. JSLT was founded and wholly-owned by George French, who is president, a director and controlling shareholder of the Company and was prior to the acquisition of JSLT. Also see Item 11(b).

          JSLT engages in multi-level marketing selling motor oil additives, fuel treatment devices and related products. The Company has several wholly-owned foreign subsidiary corporations who engage in the same business as JSLT. The Company operates in the U.S., Canada, U.K., New Zealand and Australia.

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

          The driving public, both individual and commercial, compose the principal market for the products and services of JSLT. JSLT has chosen direct sales through a multi-level marketing network of independent distributors as the means to sell its products. JSLT has acquired distribution rights to a new and improved motor oil additive, Oil Extreme.

          JSLT hopes to start a major push to recruit many more independent distributors. None of JSLT's products are covered by patents, but are produced under conditions of trade secrecy by JSLT.

     ITEM 2.   PROPERTIES.

          The Company has eight full time employees. The Company presently maintains its business office at 21935 Van Buren, Suite 4, Grand Terrace, California 92313, which is approximately sixty miles east of Los Angeles. The Company leases 5,300 square feet in a single story tilt-up industrial building. 2,000 feet is used for office space and 3,300 feet is used for manufacturing and warehouse. JSLT is currently negotiating a new 2 year lease.

     ITEM 3.   LEGAL PROCEEDINGS.

                                   RECENT LITIGATION

          JSLT was previously involved in a civil action entitled Neopost Leasing Corporation v. Jet Set Life Technologies, Inc., Case No. SBCI 45518 wherein Neopost claimed and asserted a breach of a lease agreement on certain mailing equipment. The amount demanded was approximately $10,683.48. JSLT contended that the mailing equipment did not operate or perform as represented. The case has been settled pursuant to a Stipulation for Entry of Judgment in the amount of $10,683.48. However, should monthly payments in the amount of $1,200 from July 1, 1998 through November 1, 1998 be timely made, the settlement amount is reduced to $6,000 in full and final compromise of the claim. Should a default occur, then $10,683.48 plus accrued interest from October 8, 1997, will be entered as a judgment against JSLT. Should payments be made pursuant to the terms of the Stipulation for Entry of Judgment, judgment will not be entered and the case will be dismissed upon payment of the last installment.

                        UNASSERTED AND ASSERTED CLAIMS

          An individual has asserted a claim against JSLT and others wherein it is contended that this individual loaned money to JSLT and that he/she is entitled to stock and other forms of monetary compensation and damages as a result of his/her dealings with JSLT and the conduct of JSLT. JSLT denies liability and alleges that this individual dealt with others in a series of transactions that did not directly involve JSLT. Notwithstanding the contentions of the parties, JSLT views this matter as a potential claim, and should this individual file a lawsuit, he/she would possibly name JSLT as a defendant. This individual has demanded the sum of $71,000 plus interest at 10% plus $2,000 in costs. JSLT anticipates that should a civil complaint be filed, it would include a variety of causes of action ranging from contract claims to tort claims, some of which would include claims based on misrepresentations of facts.

                                  JUDGMENTS

     The following judgments have been entered against Jet Set.

          1.    Elliott Group           Pound   564.24 (Pounds Sterling)
          2.    Market Link Publishing  Pound 3,065.58
          3.    Neat Ideas              Pound   102.04
          4.    R.J. Stark              Pound   450.00
          5.    Teet-Comm               Pound   439.29
          6.    Chester Chronicle       Pound   490.00
          7.    Rates (Taxes)           Pound 2,240.45
          8.    CMYK                    Pound   161.38
          9.    Kings Manor Hotel       Pound   125.25

                TOTAL                   POUND 7,638.23

     JSLT has plans of resolving these as soon as possible.

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

          (B)  HOLDERS.

          The approximate number of record holders of the Registrant's common stock as of June 30, 1997 is 289.

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

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITIONS AND RESULTS OF OPERATIONS.

          Jet Set Life Technologies, Inc. ("JSLT") was started in the summer of 1993 with two products, a magnetic gasoline and diesel fuel saving device, and an oil additive, both purchased from outside sources. George French, the founder and president, had the concept of giving the first sample of oil treatment free of charge with the fuel saving device hoping if the customer once started using the additive they might continue using it.

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

     $901,000 in sales were realized during the fiscal year ending June 30, 1996 and $1,150,095 during the fiscal year ending June 30, 1997 representing a 28% increase which the Company attributes to its expanded marketing efforts. During this same period, the Company's cost of sales increased from $371,534 to $667,520 which represents a 80% increase. The Company attributes this increase to the discontinuance of the sale of a tire sealant product which resulted in higher product costs. General and administrative costs increased from $285,407 to $563,326 or 97% due primarily to increases in travel costs, legal and professional services and supply costs. During the year ended June 30, 1997, the Company borrowed $344,186 from related parties, principally Visioneering Trust of which the Company's president is a trustee, compared to $49,180 borrowed from related parties in the prior year.

          JSLT chose direct sales through a multi-level network of independent distributors as the vehicle to launch Triple Charger sales.
      The Triple Charger, now sells for $229.00 for cars, $799.00 for large diesel trucks and a new model ready for launch for larger 12 to 16 cylinder locomotive and industrial engines will sell in the $2,500.00 range. Management felt direct sales by trained individuals telling how well this device worked on their car or truck would be a much more viable method of distribution for a small under capitalized company. Since starting, the Company has opened offices in the U.K., Australia, New Zealand, and is doing business in Canada. JSLT also has sales in a number of other countries.

          The Company has acquired certain rights to sell a motor oil and motor oil additive.

          With these three products, JSLT now plans to start a major push to recruit many more independent distributors. With petrol and diesel fuel prices as high at $4.00 to $5.00 per gallon in many countries, and more and more emphasis being placed on motor vehicle emissions, JSLT hopes to establish wholly-owned sales offices and distribution centers in countries all over the world. JSLT hopes to expand into five new countries in fiscal year ending June 30, 1999 and ten new countries during 2000.

     ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements are set forth immediately following the signature page.


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

          After returning from Korea he started his own business designing and manufacturing motorcycle and automotive speed equipment products. This business was sold so he could return to San Bernardino Valley college to finish his degree in engineering. Before he graduated he was offered a partnership in the purchaser of his speed equipment business.
      His innovative designs become so
     well known that he was invited to join American Honda Motor Company as its first American employee. He spent three years at Honda as National Sales Manager.

          From 1964 to 1969 he worked for Ovation Cosmetics, a multi- level marketing organization, where he rose to area coordinator for Los Angeles County, California. Starting in 1969 he spent the next twenty three years working for a religious institution working with teenagers and an anti-drug program he developed.

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

          (2)  DIRECTORSHIPS.

          None.

          (F)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

                                   RECENT LITIGATION

          JSLT was previously involved in a civil action entitled Neopost Leasing Corporation v. Jet Set Life Technologies, Inc., Case No. SBCI 45518 wherein Neopost claimed and asserted a breach of a lease agreement on certain mailing equipment. The amount demanded was approximately $10,683.48. JSLT contended that the mailing equipment did not operate or perform as represented. The case has been settled pursuant to a Stipulation for Entry of Judgment in the amount of $10,683.48. However, should monthly payments in the amount of $1,200 from July 1, 1998 through November 1, 1998 be timely made, the settlement amount is reduced to $6,000 in full and final compromise of the claim. Should a default occur, then $10,683.48 plus accrued interest from October 8, 1997, will be entered as a judgment against JSLT. Should payments be made pursuant to the terms of the Stipulation for Entry of Judgment, judgment will not be entered and the case will be dismissed upon payment of the last installment.

                        UNASSERTED AND ASSERTED CLAIMS

          An individual has asserted a claim against JSLT and others wherein it is contended that this individual loaned money to JSLT and that he/she is entitled to stock and other forms of monetary compensation and damages as a result of his/her dealings with JSLT and the conduct of JSLT. JSLT denies liability and alleges that this individual dealt with others in a series of transactions that did not directly involve JSLT. Notwithstanding the contentions of the parties, JSLT views this matter as a potential claim, and should this individual file a lawsuit, he/she would possibly name JSLT as a defendant. This individual has demanded the sum of $71,000 plus interest at 10% plus $2,000 in costs. JSLT anticipates that should a civil complaint be filed, it would include a variety of causes of action ranging from contract claims to tort claims, some of which would include claims based on misrepresentations of facts.

                                  JUDGMENTS

     The following judgments have been entered against Jet Set.

          10.   Elliott Group           Pound   564.24   (Pounds Sterling)
          11.   Market Link Publishing  Pound 3,065.58
          12.   Neat Ideas              Pound   102.04
          13.   R.J. Stark              Pound   450.00
          14.   Teet-Comm               Pound   439.29
          15.   Chester Chronicle       Pound   490.00
          16.   Rates (Taxes)           Pound 2,240.45
          17.   CMYK                    Pound   161.38
          18.   Kings Manor Hotel       Pound   125.25

                TOTAL                   POUND 7,638.23

     JSLT has plans of resolving these as soon as possible.


          (G)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Not applicable.

     ITEM 10.  EXECUTIVE COMPENSATION.

          (A)  CASH COMPENSATION.

          During the last fiscal year, William Maass, who is the Company's Secretary and a director was paid cash compensation of approximately $33,000.00 which included salary and expense reimbursement. Mr. Maass will be paid a comparable amount during the current fiscal year. In the fiscal year ending June 30, 1996, and also the fiscal year ending June 30, 1997, the Company accrued but did not pay a salary to its president in the amount of $36,000.00 each year. No other officer or director received any salary during the last fiscal year and the Company has no plans to pay any during the current fiscal year.

          (B)  COMPENSATION PURSUANT TO PLANS.

          Except as described in Item 10(c), there are presently no retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid or is proposed to be paid or distributed in the future to any of the current executive officers of the Registrant.

          (C)  OTHER COMPENSATION.

          During the fiscal year 1997, the Company issued 1,071,701 shares of restricted common stock to George French, President of JSLT, in partial satisfaction of previously accrued salary and advances.

          (D)  COMPENSATION OF DIRECTORS.

          None other than as described under Item 10(a) and 10(c).

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

          (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

          The following tabulates holdings of Common Shares of the Company as of June 30, 1997, held of record by all Directors, Officers and Principal Shareholders individually and as a group.

                                                                 Percent of
     Names and Addresses of             Number of Shares       Common Stock
     Officers and Director              of Common Stock           Owned (1)

     George French                        39,151,225                 59%

     William Maass                           750,000                  1%

     All officers and
     directors as a group (2 persons)     39,901,225                 60%


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




                                   SIGNATURES

          Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this 7th day of October, 1998.

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

     Date: October 7, 1998                     /s/ George W. French
                                               George W. French, President
                                               and Director

     Date: October 7, 1998                     /s/ William Maass
                                               Secretary/Treasurer and
                                               Director



                          JET SET LIFE USA, INC. AND SUBSIDIARIES



                                     TABLE OF CONTENTS


                                                                   Page

        Report of Independent Certified Public Accountants           1

        Consolidated Balance Sheet - June 30,1997                    2

        Consolidated Statements of Operations for the Years
            Ended June 30, 1997 and 1996                             4

        Consolidated Statements of Cash Flows for the Years
           Ended June 30, 1997 and 1996                              5

        Consolidated Statements of Stockholders' Deficit for
          the Years Ended June 30, 1996 and 1997                     6

        Notes to Consolidated Financial Statements                   7






       HANSEN, BARNETT & MAXWELL
       A Professional Corporation
       CERTIFIED PUBLIC ACCOUNTANTS

                                                         (801) 532-2200
       Member of AICPA Division of Firms               Fax (801) 532-7944
           Member of SECPS                       345 East Broadway, Suite 200
    Member of Summit International Associates  Salt Lake City, Utah 84111-2693


                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       To the Stockholders and the Board of Directors
       Jet Set Life USA Inc.

       We have audited the accompanying consolidated balance sheet of Jet Set Life USA, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two years in the period ending June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jet Set Life USA Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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


                               HANSEN, BARNETT & MAXWELL

       Salt Lake City, Utah
       March 31, 1998


                          JET SET LIFE USA, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 1997


                                           ASSETS

       Total Current Assets
        Cash                                                       $  10,322
        Accounts receivable                                           25,858
        Inventory                                                    140,837
                                                                   ---------
          Total Current Assets                                       177,017
                                                                   ---------
       Property and Equipment
        Machinery and equipment                                       58,803
        Computer equipment and software                               77,822
        Furniture and fixtures                                         4,776
        Leasehold improvements                                        12,528
                                                                   ---------
          Total Property and Equipment                               153,929

        Less:  Accumulated Depreciation                              (71,116)
                                                                   ---------
          Net Property and Equipment                                  82,813
                                                                   ---------
       Other Assets
        Deposits                                                       1,000
        Organization costs net of accumulated
           amortization of $2,578                                      9,322
                                                                   ---------
          Total Other Assets                                          10,322
                                                                   ---------
       Total Assets                                                $ 270,152
                                                                   =========

       The accompanying notes are an integral part of these consolidated financial statements.


                          JET SET LIFE USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET (CONTINUED)
                                       JUNE 30, 1997


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current Liabilities
        Accounts payable                                           $ 181,975
        Accrued liabilities                                          133,305
        Note and advances payable - related parties                  344,186
        Notes payable - current portion                               20,702
                                                                   ---------
          Total Current Liabilities                                  680,168
                                                                   ---------
       Contingent Liabilities

       Stockholders' Deficit
        Common stock - $0.0001 par value; 100,000,000
           shares authorized; 66,126,792 shares issued
           and outstanding                                             6,613
        Additional paid-in capital                                   500,740
        Accumulated deficit                                         (917,122)
        Foreign currency translation adjustment                         (247)
                                                                   ---------
          Total Stockholders' Deficit                               (410,016)
                                                                   ---------
       Total Liabilities and Stockholders' Deficit                 $ 270,152
                                                                   =========

       The accompanying notes are an integral part of these consolidated financial statements.


                          JET SET LIFE USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                         1997        1996
                                                      -----------  ----------
       Sales                                          $ 1,150,095  $  901,311
       Cost of Goods Sold                                 667,520     371,534
                                                      -----------  ----------
          Gross Profit                                    482,575     529,777
                                                      -----------  ----------
       Operating Expenses
        General and administrative expense                563,326     285,407
        Sales and marketing                               375,312     313,684
        Depreciation and amortization                      29,200      22,589
                                                      -----------  ----------
          Total Operating Expenses                        967,838     621,680
                                                      -----------  ----------
       Loss from Operations                              (485,263)    (91,903)

       Interest Expense                                    31,263      20,977
                                                      -----------  ----------
       Loss Before Taxes                                 (516,526)   (112,880)

       Provision for Income Taxes                           1,674          -
                                                      -----------  ----------
       Net Loss                                       $  (518,200) $ (112,880)
                                                      ===========  ==========
       Net Loss Per Share                             $     (0.00) $    (0.00)
                                                      ===========  ==========
       Weighted Average Common Shares
        Used in Per Share Calculation                  63,690,486  50,530,164
                                                      ===========  ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                          JET SET LIFE USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                          1997       1996
                                                      -----------  ----------
       Cash Flows From Operating Activities
        Net loss                                      $  (518,200) $ (112,880)
        Adjustment to reconcile net loss to
         net cash provided by operating activities:
          Depreciation and amortization                    29,200      22,589
          Stock issued for services and
           distribution rights                             97,500       5,900
        Changes in certain current assets
         and liabilities:
          Accounts receivable                              (9,670)    (16,085)
          Inventory                                       (67,099)    (42,077)
          Accounts payable                                 29,193     119,695
          Accrued liabilities                              97,131      47,239
                                                      -----------  ----------
        Net Cash Provided By (Used In)
           Operating Activities                          (341,945)     24,381
                                                      -----------  ----------
       Cash Flows From Investing Activities
        Purchase of equipment                             (11,421)    (58,999)
        Increase in other assets                               -      (11,900)
                                                      -----------  ----------
        Net Cash Used In Investing Activities             (11,421)    (70,899)
                                                      -----------  ----------
       Cash Flows From Financing Activities
        Proceeds from notes payable to related
         parties                                          344,186      49,180
        Proceeds from notes payable                        17,702      20,550
        Payments on notes payable                         (11,393)     (9,677)
                                                      -----------  ----------
        Net Cash Provided By Financing Activities         350,495      60,053
                                                      -----------  ----------
       Effect of Exchange Rate Changes on Cash              2,710      (3,052)
                                                      -----------  ----------
       Net Increase (Decrease) in Cash                       (161)     10,483

       Cash At Beginning of Year                           10,483          -
                                                      -----------  ----------
       Cash At End of Year                            $    10,322  $   10,483
                                                      ===========  ==========
       Supplemental Disclosures of Cash Flow Information:

        Interest Paid                                 $    33,702  $   17,079
                                                      ===========  ==========
       Supplemental Information of Noncash Investing and
        Financing Activities - Note 5


       The accompanying notes are an integral part of these consolidated financial statements.


                            JET SET LIFE USA, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1997

                                                                                  Foreign
                                      Common Share      Additional                Currency      Total
                                   --------------------   Paid-In   Accumulated  Translation Stockholders'
                                     Shares     Amount    Capital     Deficit    Adjustment    Deficit
                                   ----------  --------  ----------  ----------  -----------  ----------
Balance - June 30, 1995            50,530,164  $  5,053  $   28,339  $ (286,042) $      (155) $ (252,805)

Conversion of accrued liabilities   3,907,500       391      38,684          -            -       39,075

Conversion of accrued interest        340,000        34       3,366          -            -        3,400

Conversion of notes payable         2,950,000       295      83,485          -            -       83,780

Stock issued for services             590,000        59       5,841          -            -        5,900

Foreign currency translation               -         -           -           -        (2,802)     (2,801)

Net loss                                   -         -           -     (112,880)          -     (112,880)
                                   ----------  --------  ----------  ----------  -----------  ----------
Balance - June 30, 1996            58,317,664     5,832     159,715    (398,922)      (2,957)   (236,332)

Stock issued for accrued salary
 and advances from Company's
 president June 1997 - $0.20
 per share                          1,071,701       107     214,233          -             -     214,340

Stock issued in legal
 settlement April 1997 -
 $0.11 per share                      587,427        59      65,907          -             -      65,966

Stock issued for distribution
 rights April 1997 - $0.01
 per share                          3,500,000       350      34,650          -             -      35,000


Stock issued for services
 Various dates - $0.01 per share    2,650,000       265      26,235          -             -      26,500

Foreign currency translation               -         -           -           -          2,710      2,710

Net loss                                   -         -           -     (518,200)           -    (518,200)
                                   ----------  --------  ----------  ----------  -----------  ----------
Balance - June 30, 1997            66,126,792  $  6,613  $  500,740  $ (917,122)        (247)   (410,016)
                                   ==========  ========  ==========  ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                JET SET LIFE USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND 1996

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
 PRINCIPLES

 Organization and Nature of Business - Caravel Corp. (Caravel) was incorporated under the laws of the State of Delaware on February
 17, 1987 and subsequently changed its name to Jet Set Life U.S.A.
 (USA).

 Jet Set Life Technologies, Inc. (Technologies), was incorporated in the state of Delaware on May 19, 1994. Effective June 30, 1996, USA acquired all of the outstanding shares of Technologies, which were owned by George French, for 13,369,124 shares of USA common stock. Since Mr. French controlled both companies before and after the reorganization, this business combination has been accounted for by the pooling-of-interests method. Accordingly, the accompanying financial statements have been restated on a combined basis for all periods prior to June 30, 1996.

 The accompanying consolidated financial statements include the accounts of Jet Set Life USA, Inc. and its subsidiaries, including: Jet Set Life Technologies Canada, Ltd., Jet Set Life Barbados, Ltd, Jet Set Life Technologies Australia, Pty., Ltd., Jet Set Life Technologies New Zealand, Ltd, and Jet Set Life Technologies, Ltd. (UK), collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

 The Company is in the business of selling products which are intended to increase fuel efficiency and reduce harmful emissions of both gas and diesel vehicles including a motor oil additive and a fuel treatment device. The products are marketed using a network marketing system.

 Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 1997 and 1996, the Company incurred net losses of $518,200 and $112,880, respectively, and, as of June 30, 1997, the Company's accumulated deficit totaled $917,122. At June 30, 1997, the Company had a net capital deficiency of $410,016. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately attain successful operations. Management is pursuing efforts to obtain additional financing and intends to organize the Company so as to generate sufficient cash flows through future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

 Financial Instruments - The amounts reported as cash, accounts receivable, accounts payable, accrued liabilities and notes payables are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information and management's estimates as of June 30, 1997. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

 Revenue Recognition - Revenue from the sale of products is recognized at the time the product is shipped and paid for by the distributor. The product is usually not shipped until payment is received; therefore the Company has minimal accounts receivable, and no collateral is required. No allowance for bad debt is considered necessary, based on management's estimate and subsequent collections.

 Inventory - Inventory is valued at the lower of cost or market, with cost being determined using the first-in, first-out method.
 Inventory consisted of the following at June 30, 1997:

       Raw materials                        $  12,269
       In process products                     30,276
       Finished products                       98,292
                                            ---------
       Total Inventory                      $ 140,837
                                            =========

 Property and Equipment - Property and equipment are reported at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets which are as follows:

       Machinery and Equipment                        7 years
       Computer Equipment and Software              3-5 years
       Furniture and Fixtures                         7 years
       Leasehold Improvements                         7 years

 Depreciation expense was $26,820 and $22,391 for the years ended
 June 30, 1997 and 1996, respectively.

 Long-Lived Assets - The Company periodically evaluates the realizability of long-lived assets for indications of a possible inability to recover the carrying amount. Such evaluation is based on various analyses including cash flow and profitability projections.

 Organizational Costs - The Company has capitalized $11,900 in organizational costs. These costs are being amortized over a five-year period using the straight-line method. Amortization expense for the period ending June 30, 1997 and 1996 was $2,380 and $198, respectively.

 Advertising Costs - The Company expenses all advertising costs as incurred. The Company incurred $47,572 and $88,121 in advertising costs for the years ending June 30, 1997 and 1996, respectively.

 Loss Per Share - The Company computes loss per share based upon the weighted average number of common shares outstanding during the period. The number of common shares was not increased by the number of shares issuable on the exercise of warrants as they would have decreased the loss per share.

 Foreign Currency Translation - Foreign currency exchange gains and losses have been reflected in the results of operations. The financial statements of foreign subsidiaries were prepared using the local currency as the functional currency. Those balance sheets were then translated into U.S. dollars at the year-end rates of exchange and the statements of operations were translated at the weighted average exchange rates during each year. The effects of translating the financial statements into U.S. dollars were recorded as a separate component of stockholders' deficit.

 Export Sales - The Company had the following sales in foreign countries as follows:

                                    June 30,       June 30,
                                      1997           1996
                                   ---------      ---------
  United Kingdom                   $ 136,229      $ 104,086
  New Zealand                         51,664             -
  Australia                          201,925             -

 Income Taxes - The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

 Impact of the Adoption of Recently Issued Accounting Standards - The Financial Accounting Standard Board (FASB) has issued SFAS 128 "Earnings per Share", which revises the manner in which earning per share is calculated. The Company is required to adopt the new standard during the quarter ended December 31, 1997. The Company does not anticipate that this new standard will have a material impact on its reported loss per share when adopted. Had the Company adopted this standard for the year ended June 30, 1997 and 1996, its affect would have been inconsequential.

 NOTE 2 - RELATED PARTY TRANSACTIONS

 During June 1997, $106,340 of advances, $72,000 of back salary and $36,000 of current salary due to the Company's president were converted into 1,071,701 shares of common stock at $0.20 per share. During the year ended June 30, 1997, the Company received $339,194 from short-term, 6% interest bearing notes from a trust fund for which the Company's president acts as trustee. These notes are due on demand and secured by shares of the Company's restricted stock. The president is also the majority shareholder of the Company.

 NOTE 3--NOTES PAYABLE

 The following schedule summarizes the notes payable at June 30, 1997:

  Notes payable to individuals; no stated interest rate;
  currently due; unsecured.                                    $   14,000


    Note payable to an individual; 20% stated interest rate;
    currently due; unsecured.                                       6,702
                                                                ---------

    Total Notes Payable                                            20,702

    Less Current Portion                                           20,702
                                                                ---------
    Long-Term Notes Payable                                     $      -
                                                                =========

 NOTE 4--LEASE COMMITMENTS

 The Company leases a facility under an operating lease agreement which extends through February 1999. Future minimum lease payments required under the terms of the lease are as follows:

           Year Ending June 30:
                  1998                                          $  10,680
                  1999                                              7,120
                                                                ---------
                  Total                                         $  17,800
                                                                =========
 Rent expense relating to this operating lease was $10,680 and $4,889 for the years ending June 30, 1997 and 1996, respectively.

 NOTE 5-COMMON STOCK

 During the year ended June 30, 1997, $214,340 of notes payable, back salary and current year salary due to the Company's president were converted into 1,071,701 shares of common stock at $0.20 per share. The conversion ratio was based on repayment agreements between the Company and the president. The Company issued 3,500,000 shares of common stock at $0.01 per share totaling $35,000 which was the fair value of the common stock at the time of issuance for distribution rights. In settlement of a judgement against the Company in favor of a financial services company with a principal balance of $43,175 and accrued interest of $22,791, the Company issued 587,427 shares of common stock at $0.11 per share.

 The Company issued 2,650,000 shares of common stock for services rendered to the Company in the amount of $26,500. These shares were valued at $0.01 per share which was the fair value of the common stock when the services were performed.

 NOTE 6--STOCK WARRANTS

 The Company issued 7,200,000 warrants in 1989 to shareholders in connection with the issuance of common stock that are exercisable at $0.25 per share, with an original expiration date of June 30, 1997. These warrants were extended another 12 months to expire on June 30, 1998.

 NOTE 7--INCOME TAXES

 The current provision for income taxes, classified by location of payment, was as follows:

               Current                                1997        1996
                                                    ---------   ---------
                 U.S.                               $      -    $      -
                 Foreign                                1,674          -


 The major components of the net deferred tax asset as of June 30, 1997 were as follows:

       Operating loss carry forwards                $ 329,159
       Less Valuation allowance                      (329,159)
                                                    ---------
       Net Deferred Tax Asset                       $      -
                                                    =========

 The net change in the valuation allowance was $185,418 and $43,122 for the years ended June 30, 1997 and 1996, respectively. The Company has U.S. operating loss carry forwards at June 30, 1997 of $836,250 which expire in the years 2010 through 2012 if unused. Under federal tax law, certain potential changes in ownership of the Company may restrict future utilization of these carry forwards. The Company also has foreign operating loss carry forwards of $50,874.

 The components of the provision for income taxes were immaterial for all periods presented. The following is a reconciliation of the income tax at a federal statutory tax rate of 34% with the provision for income taxes for the years ended June 30, 1997 and 1996:

                                                       1997       1996
                                                    ----------  ---------
  Income tax benefit at statutory rate              $ (175,619) $ (38,379)
  State tax, net of federal benefit                    (17,045)    (4,210)
  Benefits and taxes related to foreign operations       1,674         -
  Change in effective rates                              6,231     (1,318)
  Change in deferred tax asset valuation allowance     185,418     43,122
  Nondeductible expenses                                 1,015        785
                                                    ----------   --------
  Provision for income taxes                        $    1,674   $     -
                                                    ==========   ========

 NOTE 8--CONTINGENCIES AND COMMITMENTS

 A third party has made a claim against the Company and its president alleging to have made payments to Visioneering International, a trust controlled by the Company's president ("Visioneering"), in exchange for 700,000 shares of free-trading common stock of the Company, but that the common stock was not received in full by the third party. The president of the Company made an effort to settle the claim by offering to transfer 750,000 shares of restricted common stock of the Company to the third party; however, the third party rejected the offer and has demanded payment from the Company and/or its president in the amount of $95,000. The Company asserts that the transaction was between the third party and the Company's President or Visioneering and not the Company. The Company's ultimate liability in the matter cannot now be determined because of the considerable uncertainties that exist as to how the liability, if one materializes, will be allocated between the parties. Therefore, it is possible that a loss within the range of $70,000 and $100,000 may exist; however, based on facts currently available, management believes that the disposition of the matter will not have a materially adverse effect on the future results of operations or the financial position of the Company.

 Legal counsel has advised the Company that there are various judgments entered against the Company for failure to make payment which total approximately $24,000 and which have been included as liabilities in the accompanying financial statements. The Company is in the process of negotiating settlement of these claims.

 NOTE 9--TECHNOLOGY PURCHASE AGREEMENT

 During the year ended June 30, 1997, the Company entered into an agreement whereby the Company agreed to pay $3,000,000 to acquire rights to certain technology relating to a catalytic cartridge which is used in one of the Company's products. The agreement called for $1,500,000 to be paid through the issuance of a promissory note due October 2001 and $1,500,000 to be paid by the issuance of 1,500,000 shares of the Company's common stock, provided the bid price of the stock in a public market at June 27, 1997 was at least $0.33 per share, otherwise the Company would need to commence payments of $5,625 per month. The Company's stock did not trade at the required price and the Company has not made all the required payments, therefore the seller has not delivered the technology to the Company. The parties consider that the agreement is void, that the Company has no obligation to make payments under the agreement and that the seller is free to market the technology to others.