Form 10QSB
period 1997-09-30
JET SET LIFE USA INC
filed 1998-10-09
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



                                      FORM 10-QSB


                  [X]  QUARTERLY REPORT   OR   [  ] TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended September 30, 1997
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
                                (UNAUDITED)



                                   ASSETS
                                                  September 30,  June 30,
                                                       1997        1997
                                                    ----------  ----------
Total Current Assets
     Cash                                           $        -  $   10,322
     Accounts receivable                                59,007      25,858
     Inventory                                         151,320     140,837
                                                    ----------  ----------
     Total Current Assets                              210,327     177,017
                                                    ----------  ----------
Property and Equipment
     Machinery and equipment                            56,657      58,803
     Computer equipment and software                    75,754      77,822
     Furniture and fixtures                              4,776       4,776
     Leasehold improvements                             12,528      12,528
                                                    ----------  ----------
     Total Property and Equipment                      149,715     153,929
                                                    ----------  ----------
     Less:  Accumulated Depreciation                   (75,494)    (71,116)
                                                    ----------  ----------
     Net Property and Equipment                         74,221      82,813
                                                    ----------  ----------
Other Assets
     Deposits                                            1,000       1,000
     Organization costs net of accumulated
        amortization of $3,173 and $2,578                8,727       9,322
                                                    ----------  ----------
     Total Other Assets                                  9,727      10,322
                                                    ----------  ----------
Total Assets                                        $  294,275  $  270,152
                                                    ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.

                   JET SET LIFE USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (UNAUDITED)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  September 30,   June 30,
                                                      1997         1997
                                                   -----------  -----------
Current Liabilities
     Accounts payable                              $   216,523  $   181,975
     Accrued liabilities                               111,733      133,305
     Note payable - related party                      458,008      344,186
     Notes payable - current portion                    30,041       20,702
                                                   -----------  -----------
     Total Current Liabilities                         816,305      680,168
                                                   -----------  -----------
Contingent Liabilities

Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
        shares authorized; 66,126,792 shares issued
        and outstanding                                  6,613        6,613
     Additional paid-in capital                        500,740      500,740
     Accumulated deficit                            (1,029,383)    (917,122)
     Foreign currency translation adjustment                 -         (247)
                                                   -----------  -----------
     Total Stockholders' Deficit                      (522,030)    (410,016)
                                                   -----------  -----------

Total Liabilities and Stockholders' Deficit        $   294,275  $   270,152
                                                   ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                  JET SET LIFE USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                 For the Three Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1997         1996
                                                   -----------  -----------
Sales                                              $   129,897  $   359,266
Cost of Goods Sold                                     125,215      104,763
                                                   -----------  -----------
          Gross Profit                                   4,682      254,503
                                                   -----------  -----------
Operating Expenses
     General and administrative expense                 60,657      185,492
     Sales and marketing                                41,575      136,557
     Depreciation and amortization                       6,895        6,131
                                                   -----------  -----------
          Total Operating Expenses                     109,127      328,180
                                                   -----------  -----------
Loss from Operations                                  (104,445)     (73,677)

Interest Expense                                         7,816        1,014
                                                   -----------  -----------
Net Loss                                           $  (112,261) $   (74,691)
                                                   ===========  ===========
Net Loss Per Share                                 $     (0.00) $     (0.00)
                                                   ===========  ===========
Weighted Average Common Shares
 Used in Per Share Calculation                      66,126,792   58,317,664
                                                   ===========   ==========

See the accompanying notes to the condensed consolidated financial statements.

               JET SET LIFE USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 For the Three Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1997         1996
                                                   -----------  -----------
Cash Flows From Operating Activities
     Net loss                                      $  (112,261) $   (74,691)
     Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Depreciation and amortization                       6,895        6,131
     Gain on sale of equipment                           2,292            -
     Changes in certain current assets
      and liabilities:
     Accounts receivable                               (33,149)      (5,036)
     Inventory                                         (10,483)          (8)
     Accounts payable                                   34,548        4,008
     Accrued liabilities                               (21,572)       4,680
                                                   -----------  -----------
     Net Cash Used In Operating Activities            (133,730)     (64,916)
                                                   -----------  -----------
Cash Flows From Investing Activities
     Purchase of equipment                                   -      (15,652)
                                                   -----------  -----------
     Net Cash Used In Investing Activities                   -      (15,652)
                                                   -----------  -----------
Cash Flows From Financing Activities
     Proceeds from notes payable to
      related parties                                  113,822            -
     Proceeds from notes payable                         9,339       47,629
     Payments on notes payable                               -       (6,160)
                                                   -----------  -----------
     Net Cash Provided By Financing Activities         123,161       41,469
                                                   -----------  -----------
Effect of Exchange Rate Changes on Cash                    247            -
                                                   -----------  -----------
Net Decrease in Cash                                   (10,332)     (39,099)

Cash and Cash Equivalents At Beginning of Period        10,322       10,483
                                                   -----------  -----------
Cash and Cash Equivalents (Cash Overdraft) At
 End of Period                                     $         -  $   (28,616)
                                                   ===========  ===========
Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                 $         -  $     1,014
                                                   ===========  ===========

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

NOTE 2--CONTINGENCIES AND COMMITMENTS

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

     For the three months ended September 30, 1997, the Company had sales of $129,897 and a net loss of $112,261 compared to sale of $359,266 and a net loss of $74,691 for the three months ended December 31, 1996 due to a change in the Company's product line.

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