Form 10QSB
period 1997-12-31
JET SET LIFE USA INC
filed 1998-10-09
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



                                      FORM 10-QSB



                  [X]  QUARTERLY REPORT   OR   [  ] TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended December 31, 1997
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
                             (UNAUDITED)


                                ASSETS
                                          DECEMBER 31,       JUNE 30,
                                                  1997           1997
                                          ------------       --------
Total Current Assets
 Cash                                     $      1,015       $ 10,322
 Accounts receivable                            65,152         25,858
 Inventory                                     151,320        140,837
                                          ------------       --------

    Total Current Assets                       217,487        177,017
                                          ------------       --------

Property and Equipment
 Machinery and equipment                        56,657         58,803
 Computer equipment and software                75,754         77,822
 Furniture and fixtures                          4,776          4,776
 Leasehold improvements                         12,528         12,528
                                          ------------       --------

    Total Property and Equipment               149,715        153,929

  Less:  Accumulated Depreciation              (81,794)       (71,116)

     Net Property and Equipment                 67,921         82,813

Other Assets
 Deposits                                        1,000          1,000
 Organization costs net of accumulated
    amortization of $3,768 and $2,578            8,132          9,322
                                          ------------        -------

  Total Other Assets                             9,132         10,322
                                          ------------       --------

Total Assets                              $    294,540       $270,152
                                          ============       ========

  See the accompanying notes to the condensed consolidated financial statements.


               JET SET LIFE USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (UNAUDITED)



                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                 December 31,    June 30,
                                                         1997        1997
Current Liabilities                              ------------   ---------
 Accounts payable                                $    209,011   $ 181,975
 Accrued liabilities                                  131,342     133,305
 Note payable - related party                         496,834     344,186
 Notes payable - current portion                       71,415      20,702
                                                 ------------    --------

  Total Current Liabilities                           908,602     680,168
                                                 ------------    --------

Contingent Liabilities

Stockholders' Deficit
 Common stock - $0.0001 par value;
  100,000,000 shares authorized;
  66,126,792 shares issued
  and outstanding                                        6,613      6,613
 Additional paid-in capital                            500,740    500,740
 Accumulated deficit                                (1,121,415)  (917,122)
 Foreign currency translation
    adjustment                                               -       (247)
                                                 -------------   --------
  Total Stockholders' Deficit                         (614,062)  (410,016)
                                                 -------------   --------

Total Liabilities and Stockholders' Deficit      $     294,540   $270,152
                                                 =============   ========


  See the accompanying notes to the condensed consolidated financial statements.


                    JET SET LIFE USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                        FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                              DECEMBER 31,                DECEMBER 31,
                       -------------------------    ------------------------
                              1997          1996          1997          1996
                       -----------    ----------    ----------    ----------
Sales                  $  113,990    $  368,857     $  243,887    $  728,123
 Cost of Goods Sold        91,400       105,076        216,615       209,839
                       -----------    ----------    ----------    ----------

    Gross Profit           22,590       263,781         27,272       518,284
                       -----------    ----------    ----------    ----------

 Operating Expenses
  General and
   administrative
   expense                  61,961       180,218       122,618       365,710
  Sales and marketing       37,951       127,165        79,526       263,722
  Depreciation and
    amortization             6,895         6,131        13,790        12,262
                       -----------    ----------    ----------    ----------
    Total Operating
      Expenses             106,807       313,514       215,934       641,694
                       -----------    ----------    ----------    ----------

 Loss from Operations      (84,217)      (49,733)     (188,662)     (123,410)

 Interest Expense            7,815             -        15,631         1,014
                       -----------    ----------    ----------    ----------
 Net Loss              $  (92,032)   $  (49,733)    $ (204,293)   $ (124,424)
                       ===========    ==========    ==========    ==========
 Basic and Diluted
   Loss Per Share      $     (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                       ===========    ==========    ==========    ==========

 Weighted Average Common
 Shares Used in Per
 Share Calculation      66,126,792    58,905,091    66,126,792    58,611,378
                      ============    ==========    ==========    ==========

  See the accompanying notes to the condensed consolidated financial statements.


                    JET SET LIFE USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                      -----------------------
                                                           1997          1996
 Cash Flows From Operating Activities                 ---------     ---------
  Net loss                                            $(204,293)    $(124,424)
  Adjustment to reconcile net loss
     to net cash provided by operating
     activities:
    Depreciation and amortization                        13,790        12,262
    Gain on sale of equipment                             2,292             -
  Changes in certain current assets
    and liabilities:
    Accounts receivable                                 (39,294)       (5,037)
    Inventory                                           (10,483)       (9,129)
    Accounts payable                                     27,036         2,756
    Accrued liabilities                                  (1,963)       24,746
                                                      ---------     ---------
  Net Cash Used In Operating Activities                (212,915)      (98,826)
                                                      ---------     ---------
 Cash Flows From Investing Activities
  Purchase of equipment                                       -       (18,606)
                                                      ---------     ---------

  Net Cash Used In Investing Activities                       -       (18,606)
                                                      ---------     ---------
 Cash Flows From Financing Activities
  Proceeds from notes payable to
    related parties                                      50,713         2,750
  Proceeds from notes payable                           152,648        76,137
  Payments on notes payable                                   -        (6,163)
                                                      ---------     ---------
  Net Cash Provided By Financing Activities             203,361        72,724
                                                      ---------     ---------
 Effect of Exchange Rate Changes on Cash                    247             -
                                                      ---------     ---------
 Net Decrease in Cash                                    (9,307)      (44,708)

 Cash and Cash Equivalents At
   Beginning of Period                                   10,322        10,483
                                                      ---------     ---------
 Cash and Cash Equivalents
  (Cash Overdraft) At End of Period                   $   1,015     $ (34,225)
                                                      =========     =========
 Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                       $       -     $   1,014
                                                      =========     =========

   See the accompanying notes to the condensed consolidated financial statements.


                JET SET LIFE USA, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

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

NOTE 2--BASIC AND DILUTED LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", during the quarter ended December 31, 1997. The new standard revises the manner in which earnings per share is calculated, but did not have any impact on the Company's previously reported loss per share. Net loss is divided by the weighted average number of common shares outstanding during the period to calculate basic loss per share. Diluted loss per share is calculated to give effect to stock warrants; however, during periods when the Company has losses, the effect of 7,200,000 stock warrants were excluded from the calculation as they would have decreased diluted loss per share.

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

     For the three months ended December 31, 1997, the Company had sales of $113,990 and a net loss of $92,032 compared to sales of $368,857 and a net loss of $49,733 for the three months ended December 31, 1996. For the six months ended December 31, 1997, the Company had sales of $243,887 and a net loss of $204,293 compared to sales of $728,123 and a net loss of $124,424 for the six months ended December 31, 1996 due to a change in the Company's product line.

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