Form 10KSB
period 1999-06-30
JET SET LIFE USA INC
filed 2000-06-29
CIK 819620

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

     For the fiscal year ended June 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

      For the transition period from       to

                  Commission File No. 33-18461

                     JET SET LIFE USA, INC.
     --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Delaware                            75-2195575
      ------------------------------    ------------------------------------
      State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization

      21935 Van Buren, Suite 4, Grand Terrace, California      92313
      ---------------------------------------------------    ----------
         (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:   (909) 783-1800

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

     State Issuer's revenues for the June 30, 1999 fiscal year:  $177,897

     Check if there is no disclosure of delinquent filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [X]

     The aggregate market value of the common voting stock held by
     non-affiliates as of June 30, 1999:   Not Determinable.

     Shares outstanding of the Registrant's common stock as of June 30, 1999 66,256,792 shares.

                                TABLE OF CONTENTS


  PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

  ITEM 1.  Description of Business . . . . . . . . . . . . . . .  1
                 History of Business . . . . . . . . . . . . . .  1
                 Narrative Description of JSLT . . . . . . . . .  3
                 Product Description . . . . . . . . . . . . . .  4
                 Growth Strategy . . . . . . . . . . . . . . . . 10
                 Dealer Referral Plan  . . . . . . . . . . . . . 10
                 Racing Results  . . . . . . . . . . . . . . . . 11
                 Advertising . . . . . . . . . . . . . . . . . . 13
                 Trade Shows . . . . . . . . . . . . . . . . . . 13
                 Overseas Markets  . . . . . . . . . . . . . . . 14
                 Competition . . . . . . . . . . . . . . . . . . 15
                 Risk Factors. . . . . . . . . . . . . . . . . . 15
                     Subsequent Events . . . . . . . . . . . . . 15
            Exclusive Territory Dealership Program . . . . . . . 17

  ITEM 2. Properties . . . . . . . . . . . . . . . . . . . . . . 19

  ITEM 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . 19

  ITEM 4.  Submission of Matters to a Vote of Security Holders . 20

  PART II

  ITEM 5.  Market for Registrant's Common Equity and Related . . 20
            Stockholder Matters  . . . . . . . . . . . . . . . . 20

  ITEM 6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . 21

  ITEM 7.  Financial Statements  . . . . . . . . . . . . . . . . 25

  ITEM 8.  Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure. . . . . . . 25

  PART III

  ITEM 9.  Director and Executive Officers . . . . . . . . . . . 26

  ITEM 10. Executive Compensation. . . . . . . . . . . . . . . . 28

  ITEM 11. Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . 29

  ITEM 12. Certain Relationships and Related Transactions. . . . 29

  PART IV

  ITEM 13. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K . . . . . . . . . . . . . . . . . . . . 30

           Signatures. . . . . . . . . . . . . . . . . . . . . . 31

         FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS
         AND MARKET  OPPORTUNITIES.   THE COMPANY  WISHES TO CAUTION AND
         ADVISE READERS THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATES," "BELIEVES," "INTENDS," "ESTIMATES," "EXPECTS," AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
         MATERIALLY  FROM THE  EXPECTATIONS  AND BELIEFS CONTAINED  HEREIN.



         PART I


         ITEM 1. DESCRIPTION OF BUSINESS

         Jet Set Life USA, Inc. (the "Company") manufactures and sells automotive related products direct to the consumer through the Internet and retail dealers. Purchasers of the Company's products vary from ordinary car owners to those specializing in building race cars and racing engines, as well as automotive parts supply dealers, motorcycle dealers, boat dealers, garages, service stations, and car and truck Dealers.

         The Company specializes in manufacturing and distributing products which, will improve horsepower and performance of any internal combustion engine. The Company believes, and automotive dynamometers and test equipment shows, that all the Company's products also lower emissions and harmful air pollutants, while still providing increased fuel economy and reduced internal engine wear.
         (See description of each individual product)


         HISTORY OF BUSINESS

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

         The Company was a wholly-owned subsidiary of ANova
         Ventures Corporation ("ANova") until April 11, 1987, the declaration date of a dividend of the Company's securities, consisting of common stock and warrants to purchase common stock, to the stockholders of ANova. On December 31, 1987, Liberty
         Military Sales, Inc. merged into ANova and ANova's name was changed to Liberty Military Sales, Inc. On March 10, 1989, the Company acquired Jet Set Life, Inc., a privately-held Nevada Corporation in a business combination accounted for as a reverse recapitalization. Jet Set Life, Inc. became a wholly owned subsidiary of the Company through the exchange of shares of the Company's common stock for all the outstanding stock of Jet Set Life, Inc.

         After the transaction, the shareholders of Jet Set Life, Inc. owned the majority of stock in the Company and management of Jet Set Life, Inc. became management of the Company.

         As part of the stockholders' meeting approving the acquisition of Jet Set Life, Inc., the stockholders' approved a 6 for 1 forward stock split and the name changed from Caravel Corporation to Jet Set Life USA, Inc. (The Company)

         Thereafter the Jet Set Life USA Subsidiary, Jet Set Life, Inc.,
         engaged in network marketing with two (2) programs:   a nutrition
         and weight loss products line and a video-audio subliminal reprogrammer (VSR). Jet Set Life, Inc. was unable to obtain a consistent source of VSRs for sale due largely in part to flaws in the electronic components for the VSR.

         The Subsidiary, Jet Set Life, Inc. was not able to succeed financially and on November 15, 1990, it filed a Voluntary Petition for relief under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the District of Central
         California (the "Bankruptcy Court").   As a result of the
         bankruptcy proceeding, the Subsidiary ceased to exist on March 1, 1991.

         The Company did not engage in any business from June 1990 until 1996.

         On June 30, 1996, the Company acquired Jet Set Life
         Technologies, Inc., a privately held Delaware corporation ("JSLT") in a business combination accounted for as a pooling of interests. JSLT became a wholly-owned subsidiary of the Company through the exchange of shares of the Company's common stock for all the outstanding stock of JSLT. After the transaction the shareholder of JSLT owned the majority of stock in the Company. JSLT was founded and wholly-owned by George W. French, who is president, a director and controlling shareholder of the Company and was prior to the acquisition of JSLT.

         The Company has several wholly-owned foreign subsidiary corporations who engage in the distribution of all the Company's products. The Company operates subsidiary corporations in the U.S., Canada, UK, New Zealand, and Australia, as well as having independent distribution channels in Germany, Austria, Netherlands, Singapore, Taiwan, Estonia, Mexico, Puerto Rico, and the Bahamas.

							-2-
         NARRATIVE DESCRIPTION OF JSLT

         JSLT was started by George W. French in the summer of 1993 with two products, a magnetic gasoline and diesel fuel treatment device and an oil additive, both of which were purchased from outside sources. JSLT subsequently acquired the rights to a catalytic cartridge fuel saving device from a third party and a magnetic fuel saving device from its President. JSLT combined these new technologies into their product, the Triple Charger, which management believes has the ability to treat gasoline or diesel fuel as it passes through the device on its way to the engine combustion chamber in such a way that mileage is increased, and emissions are decreased.

         The driving public, both individual and commercial, composed the principal market for the products and services of JSLT. JSLT chose direct sales through a multi-level marketing network of independent distributors as the means to sell its products. During 1999, JSLT
   	   shifted from multi-level marketing to retail sales. JSLT has since acquired distribution rights to a new and improved motor oil additive, it has named Oil Extreme.

         None of JSLT's products are covered by patents, but are produced under conditions of trade secrecy.

         The Company was originally started as a direct sales/network marketing Company utilizing a group of independent distributors whose purpose was to retail the Company's Triple Charger fuel saving device to friends, relatives, and commercial accounts such as trucking companies, automobile fleets, and manufacturers who used oil and grease in their equipment.

         The Company grew to over a million dollars in sales during the first three years of operation using this marketing method. The opportunity to acquire the rights to market a new calcium carbonate Extreme pressure oil additive that was far superior to the chlorinated paraffin based additive the Company had been selling was studied over a several month period. Even though the oil technology was clearly a superior product it was felt that a change in product technology could slow sales while the Company's distributors learned about the new benefits.

         Finally, management decided that the future of the new technology far outweighed the chlorinated additive it was using. Even though the old product worked well, it used the same chlorinated ingredients most of the other oil additive manufacturers used, and are still using. One of the drawbacks of this old technology was the harmful corrosive effects the chlorine produced.

         In recent months the decision to change to the new calcium carbonate technology proved correct.

         Various after-market oil additive companies who have been using chlorinated ingredients have come under fire from the Federal Trade Commission for making unsubstantiated claims for their products. Since most of the companies are using the same highly corrosive ingredients it is very hard for them to defend against the

						-3-
         Government's lawsuits. For two years some companies advertised heavily on television almost every night. Now you rarely see their 30 minute infomercials.

         One competitor who was using a questionable ingredient, PTFE in their additive was fined $10,000,000 by the Federal Trade Commission.

         Even though management now had an oil technology it could explain, and defend itself against any claim of being just another snake oil, the independent distributors did not like the change because they now had to go back to all their customers and resell them on the new technology.

         This change not only slowed sales for the Company's oil products but for the Triple Charger as well. The Triple Charger, EX-3s, suggested retail price of $229.00, and the model for large diesel trucks the DX-3s suggested retail price of $799.00, are both sold as a package with Oil Extreme. Even though the oil additive was given free of charge with each Triple Charger. it was felt the sales drop came because the two products were too closely tied together.

         The best training tools, presentation materials, and oil training schools the Company devised did not bring the sales back to where they were before the change to the new calcium carbonate oil technology. Since the Company was working on an improved model of the Triple Charger it was felt that the prudent route to take was to build the confidence in the new oil technology first, rather than continue heavy promotion of the Triple Charger until such time as the improved model was finished.

         Since the sales for all the Company's products hinged so much on the Independent sales person's attitude toward them, it was felt that the Company must gain their confidence in the new Oil Extreme, but also create a demand for the product from the motoring public as well as the racing fraternity.

         PRODUCT DESCRIPTION

         EX-3 TRIPLE CHARGER:

         The EX-3 Triple Charger for gasoline or diesel powered cars and pickup trucks employs two state-of-the-art technologies that work synergistically to modify the long hydrocarbon chains found in all gasoline and diesel fuels. This cracking process allows the molecules to combine more thoroughly with oxygen when the fuel reaches the air coming through the intake manifold of a vehicle's engine.

         Because of many fuel saving devices sold over the years that didn't work as claimed, the Company expects skepticism, but a simple smog check with a four gas analyzer found in most repair shops, will quickly prove that an engine is burning cleaner. Some vehicle owners experience a drop in hydrocarbons as much as 70% to 90%, and sometimes they even drop to 0. The same is true for carbon monoxide.

         If an engine is more completely burning the fuel there will be more horsepower, acceleration, and better fuel mileage. The customer will not only save money, but they will have the satisfaction of knowing they are doing their bit to help save the planet from pollution.

         The EX-3 Triple Charger is so effective that each customer receives a written GUARANTEE they will receive a minimum of 20% increase in mpg for cars, RV's, pickups, boats, stationary engines, and small commercial trucks using gasoline, or petrol, and a 15% increase for the same size vehicles using diesel fuel, if the Triple Charger is used in conjunction with the Company's Oil Extreme.

         Technology #1

         The Triple Charger is installed in the engine's incoming fuel line the same as an auxiliary fuel filter would. The fuel first passes through a Catalytic Cartridge containing precise amounts of an alloy made of precious, semi precious and common metals which have gone through a proprietary 9 step chemical process. When viewed under a microscope it can readily be seen that crystals have grown on all the metal surfaces. Independent laboratory tests prove that the cetane rating of diesel fuel is raised 7.9% after passing through the catalytic cartridge. (Cetane in diesel fuel is the same as octane in gasoline.)

         Technology #2

         After passing through the catalytic cartridge the fuel next flows through very powerful magnetic fields which act to break up the fuel's molecular clumps before they reach the intake.

         There has been very little scientific study done on fuel ionization, however, funding is being sought by one
         University in Scotland that will allow them to do an in-depth study of the Triple Charger, as well as a two year field study.


         DX-3 DIESEL TRIPLE CHARGER:

         The Diesel Triple Charger is a much larger version of the EX-3 Triple Charger for passenger car and light truck engines up to 7.9 liters. The DX-3 is designed to be fitted to diesel engines found in large over-the-road trucks, and offroad heavy duty equipment such as tractors, and road graders, as well as large diesel generators.

         With so much emphasis being placed on the air pollution being generated by diesel trucks, the DX-3 Triple Charger can be an important aid in reducing the smoke opacity and pollutants generated by these engines. The Company guarantees a 15% increase in fuel mileage when the DX-3 Triple charger is used in conjunction with its Oil Extreme.

         OIL EXTREME CONCENTRATE:

         The third member of the Triple Charger team is Oil Extreme, an oil concentrate so powerful and effective that only 1 ounce is needed per quart of regular oil.

         Oil Extreme Concentrate is a totally new technology which gives Extreme pressure qualities to oil. By manipulating the molecules of Calcium Carbonate, an ingredient found in all motor oils, enough Calcium Carbonate can be added to Oil Extreme so it has a TBN (Total Base Number) of 320.

         When just 1 ounce of Oil Extreme is added to a quart of regular motor oil, the TBN of the oil is raised to 18, far above the normal 7 to 8. TBN determines how well an oil can counteract the acids produced by normal combustion.

         This extra Calcium Carbonate gives a greater alkaline reserve, but under high heat and pressure, fills the asperities, or microscopic valleys found in all metal surfaces. Under boundary lubrication conditions, such as high heat, cold starts, quick acceleration, heavy load, and high RPMs, the regular protective oil film is broken through, and metal to metal contact is experienced.

         The University of Bristol, in England says that their new measuring techniques show that only 10 to 20% of an engine's metal surfaces come in contact during boundary lubrication conditions.

         By filling the asperities in the metal's surface with a hard calcium carbonate tribochemical film, the forces onts have been entered against the Company. The amount of the judgements have been accrued in the financial statements.

                   (G) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                     Not applicable.

         ITEM 10. EXECUTIVE COMPENSATION.

                   (A)  CASH COMPENSATION.

         During the last fiscal year, William Maass, who is the Company's Secretary and a director was paid cash compensation of approximately $0 which included salary and expense reimbursement. Mr. Maass will be paid a comparable amount during the current fiscal year. In the fiscal year ending June 30, 1998, and also the fiscal year ending June 30, 1999, the Company accrued but did not pay a salary to its president in the amount of $36,000.00 each year. No other officer or director received any salary during the last fiscal year and the Company has no plans to pay any during the current fiscal year.

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

	   None
	                 (D)  COMPENSATION OF DIRECTORS.

                   None other than as described under Item 10(a) and 10(c).

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                       (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following tabulates holdings of Common Shares of the Company as of June 30, 1999, held of record by all Directors, Officers and Principal Shareholders individually and as a group.

                                                              Percent of
        Names and Addresses of           Number of Shares    Common Stock
        Officers and Director            of Common Stock        Owned(1)

         George French                      39,151,225              59%

         William Maass                         750,000               1%

         All officers and
         directors as a group (2 persons)   39,901,225              60%

                       (B)  CHANGES IN CONTROL.

         None

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. See Item

         10(c) also.

         None

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

              3.1  Articles of Incorporation    Previously Filed

              3.2  Articles of Amendment        Previously Filed


              3.3  By-Laws                      Previously Filed

              4.1  Specimen Stock Certificate   Previously Filed



         SIGNATURES

         Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this

						-30-
                                                JET SET LIFE USA, INC.

                                                By: /s/ George French
                                                -------------------------
                                                President, George French


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Date:  June 27, 2000                   /s/ George W. French
                                                --------------------------
                                                George W. French,President
                                                 and Director

         Date:  June 27, 2000                   /s/  William Maass
                                                --------------------------
                                                 William Maass
                                                 Secretary/Treasurer
                                                  and Director

                JET SET LIFE USA, INC. AND SUBSIDIARIES



                         TABLE OF CONTENTS


                                                                 Page

      Report of Independent Certified Public Accountants          1

      Consolidated Balance Sheet - June 30,1999                   2

      Consolidated Statements of Operations for the Years
          Ended June 30, 1999 and 1998                            4

      Consolidated Statements of Stockholders' Deficit for
        the Years Ended June 30, 1999 and 1998                    5

      Consolidated Statements of Cash Flows for the Years
         Ended June 30, 1999 and 1998                             6

      Notes to Consolidated Financial Statements                  7

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




                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Jet Set Life USA, Inc.

We have audited the accompanying consolidated balance sheet of Jet Set Life USA, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two years in the period ending June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material missta