Form 10KSB/A
period 1999-06-30
JET SET LIFE USA INC
filed 2000-08-07
CIK 819620

FORM 10-KSB/A
                          AMENDMENT NO. 1


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

         By filling the asperities in the metal's surface with a hard calcium carbonate tribochemical film, the forces on all metal parts are spread over an 8 to 10 times larger surface area. Spreading the force over a larger area reduces friction and wear by the same amount.

         To the Company's knowledge Oil Extreme is the first oil or oil concentrate in the world with this new and powerful way of providing extreme pressure qualities, extremely low friction, and extremely high alkaline reserves. Even the big oil companies have not been able to provide these important qualities in any oil they produce, whether synthetic, racing oil, or regular motor oil.

         The Company believes Oil Extreme will at least double the life of an engine, extend oil drain levels two to three times, and all at a very competitive price of just $35.95 Suggested retail for 16 ounces. The Company expects that the oil majors may some day discover how to overbase calcium carbonate without it precipitating out of the oil thereby causing extremely high wear and fouled spark plugs. It is felt that Oil Extreme has a four or five year lead on them. In the mean time Oil Extreme is attempting to build a world-wide brand name and image as a one-of-a-kind quality product used by racers.

         If a major oil Company puts the resources behind research which could solve the precipitation problem, or if they should find some other new way of filling the asperities of an engine's metal surface with a chemical which would withstand the pressures needed to give extreme pressure properties to oil, the Company feels they would also have to go through the long process of convincing the racing world that their product actually worked. The Company expects the major oil companies to find it simpler to purchase Oil Extreme Concentrate and use it in their oil.

         OIL EXTREME "BETTER THAN SYNTHETIC" MOTOR OIL:

         Many people are confused about motor oil. That may be why many professional engine builders are hesitant to change to a new brand of oil. Because they know from experience what works in the engines they build, many tend to stick to the brand they know best.

         There are petroleum based oils, semi-synthetic oils, 100% synthetic oils, PAOs, and ester based synthetic oil. In the USA, motor oil can be bought for as little as 89 cents a quart (liter) up to $11.25 a quart. Some of the choices are, standard, heavy duty, racing, offroad, and extended life.

         To further confuse things, some oil companies talk about film strength, shear, molecular bonding, multigrade, API ratings and dynamic lubrication.

         Now, the Company claims that Oil Extreme motor oil is better than synthetic, which generally has the image of being better because it costs so much more. The following is a brief explanation of why the Oil Extreme Motor Oil is better than synthetic oils.

         Oil Extreme "Better Than Synthetic" Motor Oil is specially formulated using the new Group II, very highly refined, hydrocracked and catalytic dewaxed petroleum base oil. This "white water" base as it is called is so pure that it is crystal clear.
         It is processed in special plants built by several major oil companies, under high temperatures and pressures to remove all the sulfur, nitrogen and oxygen compounds that normal solvent extraction processes can't remove.

         By eliminating these harmful compounds in the base oil it is possible to formulate engine oils with oxidation stability equal to or greater than products based on 100% synthetic oils. They have excellent thermal degradation properties, and perform especially well in high-temperature applications like racing.

         An API approved standard additive package is added to this special hydrocracked base stock. Next, the Oil Extreme, extreme pressure, calcium carbonate additive package booster is integrated. This further enhances the thermal stability and oxidation properties, but most importantly it gives extreme pressure capabilities no other oil in the world has. A small 4 ounce bottle is given free of charge with each 4 quarts of motor oil. To the Company's knowledge this is the first time an extreme pressure additive package booster has ever been given free with motor oil.

         Customers using the motor oil in passenger cars can safely drive 4,000 or 5,000 miles, and then rather than changing the oil they simply add the extreme pressure additive package booster, and then drive another 4,000 or 5,000 miles before changing oil.

         Racers who use the Oil Extreme "Better Than Synthetic" Motor Oil are advised to add the 4 ounce additive package booster when they first change to the motor oil. This gives 2 ounces, or 6% of the calcium carbonate extreme pressure additive package booster in the motor oil for use under extreme racing conditions.

         When reading the competitor's advertisements they talk about film strength, but not extreme pressure. The reason they don't mention it is because they don't have the Oil Extreme calcium carbonate additive technology.

         By filling the microscopic asperities in an engine's metal surfaces with a hard tribochemical film, the force applied to each particular engine part can be spread over a much larger area. This lowers friction and wear dramatically. Reducing friction produces horsepower! Another breakthrough is the extremely high TBN (a 320 Total Base Number) that this additive package has. Just 1% raises the normal TBN of 7 or 8, up to 18. This means the oil drain intervals can be extended 2 or 3 times thereby saving the customer money.

         Every racer knows there is horsepower to be gained by lowering the viscosity of their oil. During dynamic lubrication, regardless of viscosity, there is drag caused by the shearing of the oil's molecules. With the Oil Extreme tribochemical film there is always the "micro molecule" ultra thin oil film present. The molecules of this extremely thin oil attach themselves to the calcium carbonate molecules and shear first, thereby further reducing friction in a revolutionary new way.

         The result of this new technology, is more horsepower, torque, lower temperatures, and better mileage, yet longer engine life. Even under the harshest conditions, to the Company's knowledge, performance is unmatched by any other oil, whether petroleum or synthetic.

         Some of the major oil companies claim that their hydrocracked base oil is as good as or in some ways better than synthetic base oils. The Company uses a standard API approved additive package, the same as most of the major oil companies use.

         However, because the Company then blends the Oil Extreme, calcium carbonate, extreme pressure additive package booster which they don't have, the Company can guarantee that the Oil Extreme "Better Than Synthetic" Motor Oil will produce more horsepower than the best synthetic or petroleum oils.

         GAS EXTREME

         Most motorists have bought a bottle of a gas or diesel fuel additive that promised to give more power, better mileage, and lower emissions.

         If the vehicle was in average condition and not completely carboned up the customer probably felt nothing. Since miles per gallon increases can be hard to measure, the consumer just had to have faith that their money was spent for something that gave them some unseen and unfelt benefits.

         For many years the consumer has been at the mercy of the advertising copy writers. Before the Internet became popular, and so much information was available they had to take a Company's word that their product would do everything they claimed. Not so today! By just searching the Internet under "gasoline or diesel fuel additive" the consumer will find several hundred web sites to read.

         Some companies only give promises and hype, while others give factual data and comparison charts. One thing the consumer will quickly learn is that most of the fuel additives all claim they will do the same things.

         But, it's very obvious that 50% No. 2 diesel fuel in one additive, and 85% plain kerosene in another is not going to do all the things the companies claimed.

         Jet Set Life Technologies, Inc. took as its basic premise, that it would not sell a gasoline or diesel fuel additive if they could not develop one that worked in a completely new way. The Company recently found such a technology being manufactured by a small Company that had never exploited their basic technology to produce a gasoline and diesel additive.

         The most important feature of Gas Extreme is that the results can be felt almost immediately, and the same additive can be used in gasoline as well as diesel fuel.

         When other gasoline additives are used the customer usually feels nothing, since it takes time for the additive to complete its carbon cleaning action. All it takes to prove Gas Extreme is different is for the consumer to pour a small 2 ounce bottle into their tank with 15 gallons of gasoline and most of them will feel the difference in power and acceleration in a few hundred yards.

         Gas Extreme is unique, and has many advantages over products sold as after market additives. Because these other after market additives work mainly by cleaning the carbon deposits in an engine, they do not work in new vehicles. Because Gas Extreme works in a completely new way that has nothing to do with cleaning old deposits, it works on new and old vehicles almost immediately.

         Gas Extreme is non-toxic and will not cause deposits in diesel or gasoline engines, and does not contain highly volatile ingredients, so it can be easily shipped by air as a non hazardous material.

         The important points to remember are that the added power, the added acceleration, and the added smoothness of the engine can be felt almost immediately. The added miles per gallon, and the reduced emissions can be measured almost immediately. Because Gas Extreme gives better combustion properties to the fuel, more power is extracted and there are less unburned hydrocarbons which the catalytic converter must try to burn.

         Each 2 ounce bottle's suggested retail price is just $3.95, about half what the nearest competitor charges for a small 2 ounce bottle. Since the Company does not at this time have an exclusive agreement with the manufacturer of Gas Extreme, it is possible that the manufacturer might sell the product to some other company. But at this time, no other company is selling the product.

         GROWTH STRATEGY

         Because oil and oil additives have such a bad reputation for claiming outrageous results, the Company, after careful consideration, decided to take the new calcium carbonate technology direct to the racing fraternity. It was felt that if the racer could be convinced that the Oil Extreme technology really did what the Company claimed, a breakthrough could be made. If it became known that some of the better drivers were using Oil Extreme then there would be pressure on every team to use the product so they could stay competitive.

         Since there had been so much bad publicity generated by other oil additive companies, the Company decided to take itself out of the oil additive only category.

         A new motor oil named, Oil Extreme, "Better Than Synthetic" Motor Oil was recently introduced. This new motor oil positioned the Company as an oil Company, instead of an additive Company. This may sound like a small change but the respect the Company received was very noticeable.

         DEALER REFERRAL PLAN

         Another change in the Company's marketing strategy has also recently been implemented. The network marketing industry has been coming under increased scrutiny by the Federal Trade Commission and by many state's Attorneys General. Their aim is to protect the consumer from fly-by-night pyramid marketing plans disguised as legitimate multilevel marketing companies.

         One of the main features of a pyramid plan is that there may not be a product with any real value, or if there is a product the regulatory agencies insist that there be legitimate retail sales to the general public, instead of just recruiting someone to participate in the program by claiming that they can get rich without any selling or any work.

         Company's management feels that this is going to become a bigger issue in the future so they decided to allow the independent distributors to also set up regular automotive type retail stores as dealers. Since these racing retail dealers and engine builders have their own retail customer base it is felt that the retail sales will be easier because our products were recommended by someone they trusted. Once the customers actually see the results from using the Company's products, sales should be steadier than retail sales from TV or discount stores where there is little personal contact with any sales person who really knows all about the product and its benefits.

         By allowing these specialized automotive type dealers to stock the Company's products and recommend them to their customers, the retail customer base should easily qualify for FTC's retail sales requirements.

         The Company's "dealer referral plan" still pays out the same commissions and over-rides when the retail dealer refers another retail dealer, however, the emphasis to the dealer is not the money making potential, but how good the products are. This type of sales program is not a fast way to gain sales, because each dealer must experience for themselves that the claims the Company makes are indeed true. Sometimes it takes a whole racing season for the dealer to see that the wear was really reduced and performance increased.

         These dealers are by and large racing professionals and they do not change oil suppliers quickly, or suddenly start adding an oil additive to a $50,000 engine. However, once they are convinced of the benefits they should be loyal customers and sales people.

         Since these professional racing people are skeptical of new products claiming to raise horsepower and reduce wear the Company knows this is the slow way to build the Company's sales, but it is one that management feels is the sure way, since they are almost alone using this method.

         RACING RESULTS

         One of the biggest success stories the Company has achieved is the results realized at the 1999 Indianapolis 500 race.

         The Company's President contacted several Indy Racing League teams about using Oil Extreme in their race cars for the world famous Indy 500. As time got shorter and shorter before the race the Company ended up with only one team who were willing to use the Oil Extreme Concentrate in their car for qualifying and in the 500 mile race. Treadway Racing from Indianapolis, Indiana decided to use the concentrate for qualifying on Saturday the week before the race.

         The Indianapolis race is the only race in the world where the whole month of May is taken to get ready for the 500 mile race. This is such a big and important event that winning the pole position pays the driver over $200,000.

         Arie Luyendyk, a former winner of the Indy 500 race was driving the #5 Treadway Racing car. During the previous two weeks in practice the car was always about 1 mile per hour slower than the fastest car. On qualifying morning 2 ounces of the Oil Extreme Concentrate was added to each quart of their motor oil. Only three laps with the Oil Extreme additive was allowed before the track was closed for time trials. When it was Arie Luyendyk's turn to qualify he ended the four laps with a very fast miles per hour average. This speed held up for the whole time trials, which gave him the pole position. Pictures by the thousands were taken of Arie, and the Oil Extreme sticker on the nose of the car.

         This was unbelievable first time luck for the Company, as some teams have tried for many years to win the pole position and have never accomplished it. During the race, Arie easily lead after each pit stop for fuel, or because of accidents. The TV announcer stated several times that Arie was 4 miles per hour faster than the 2nd place car. With Arie in the lead and the race over half way through, he had an altercation with a slower car and crashed into the outside wall, completely wrecking the car. The Company's contract with Treadway Racing gives the Company 18 months to use Arie's picture in Company advertising and promotion.

         Another major racing success story was the sponsorship of Jeff Simmons, who was racing in the Barber Dodge Pro Racing
         Series. Jeff was last years winner of the Barber Dodge Pro Series, and rookie of the year, so he came to the Company with good credentials. For the 1999 season Jeff's car sported a very large 15"X30" Oil Extreme sticker on the side pod. Jeff was leading the points standing on June 30, 1999, the end of the Company's fiscal year covered by this filing. (See Subsequent Events for further results)

         In addition to these two outstanding successes, the Company also sponsored the Formula 600 Championship series in England during the 1998 season. The season Championship was won by James Pickford who used Oil Extreme for the whole season and he won each of the 13 races. Each car in the series sported the Oil Extreme logo and much national publicity and recognition was gained for the Company in the English motor press and from the events which were televised.

         Another outstanding racing success story was produced by Fritz Wagerer, from Austria. Fritz won his BMW class in the 1998 and 1999 24 hour race at the Nurburgring in Germany. This is one of Europe's most prestigious races and gained valuable exposure for Oil Extreme on the Continent.

         During the 1998 racing season Oil Extreme also gained TV exposure in the USA by being one of the series sponsors in the Formula One PROP Powerboat racing series. The Oil Extreme logo appeared on the hull of all boats in the series, and was mentioned prominently on ESPN TV each race. The Company also sponsored the Lamb Racing boat driven by Jason Campbell. Jason won two races which gained even more exposure for Oil Extreme.

         During the 1998 and 1999 racing season numerous races were won by the Company's customers who used Oil Extreme in road racing, drag racing, circle track dirt and pavement racing, super speedway racing and on the water. The type of vehicles raced were Go Karts, Motorcycles, boats, and cars of many different types. In most cases the racing vehicles sported the Oil Extreme stickers. Most of this valuable exposure came about with very little cash outlay. Shares of stock were traded for the sponsorships in some of the larger events, and in many cases the competitors advertised Oil Extreme for just being given free oil or oil concentrate. Many customers purchased the products and were glad to run the stickers just because they liked the products. The USA, England, Germany, Australia, Canada, and New Zealand all had extensive racing promotions and many racing success.

         ADVERTISING

         In 1998 one automotive magazine was used to test the effectiveness of consumer advertising. A full color, full page ad was contracted for in Grassroots Motorsports magazine. The Company felt the ad was well prepared and attractive, and gave more information that should have appealed to the grassroots type racer than any oil Company competitor's ad. However the results were very disappointing, which proved to the Company that just magazine advertising was not the way to go. The results had nothing to do with the magazine or its circulation, for when the magazine ran a small note saying the magazine editor had used the Oil Extreme Concentrate and it gave extra horsepower on the dynamometer, the phones started to ring, and 90% of the calls resulted in orders.

         One or two other ads were tried in different magazines along with new product announcements, but the results were about the same. It was determined that stories by the magazine were what got results. But, getting stories placed is not easy. There is several months of lead time, and it isn't easy to get a magazine to write a story showing that the Company's product outperforms the products from a large advertiser. This is especially true when the Company does not have the funds to buy advertising space in the large circulation magazines.

         However, even purchasing advertising space does not guarantee that editorial copy will be written.

         Sending oil, and Oil Extreme Concentrate to the editors has helped some in getting more interest in doing stories, especially those showing dynamometer results. It is the Company's plan to continue to work with editors and technical writers, and to place as much Oil Extreme as possible with magazines so that they can prove to themselves that Oil Extreme does everything the Company claims. The Company has been working with several automotive writers who have proven to themselves that Oil Extreme produces horsepower. It is expected that more and more stories will be appearing in the coming months. In the mean time racing results do get published in the press, and the Oil Extreme logo is getting seen more often.

         TRADE SHOWS

         Another way the Company has been successfully promoting
         its products is to purchase display space at several automotive trade shows. The PRI (Performance Racing Industry) show has been attended for the last three years. A professional display has been purchased and set up at each show, and Company personnel along with usually three or four of the Company's distributors have manned the
         display.   Products have been sold, and samples given away free to
         racers and engine builders. Some very good results have been achieved by the users, but it sometimes takes months of waiting before the product is actually tried.

         The SEMA (Automotive After Market) show in Las Vegas has been attended for two years, the motorcycle dealers show in Indianapolis has been attended for three years, and the motorcycle speed week show in Daytona Beach, Florida has been attended one time, and the International Autosports show in Birmingham, England has been attended three times. The Company intends to continue this means of meeting face to face with the automotive industry distributors, dealers, racers, and engine builders.

         OVERSEAS MARKETS

         Our offices in Canada, the UK, Australia, and New Zealand all experienced the same drop in sales when the Company changed to the new Oil Extreme. Because of the drop in revenue it was necessary to find new management who could work part time to build sales back up. In each area we found excellent individuals who could work on a percentage of sales instead of on salary.

         Most of the individuals were connected to the racing industry and continued to promote our products to engine builders and racers. Excellent results are still being achieved and sales are slowly on the rise. There is a ready market for Oil Extreme and Gas Extreme, once confidence in the products are experienced.

         COMPETITION

         As government regulation gets tougher and tougher regarding unsubstantiated claims for oil and oil additives, Company management feels that competition will get less and less. The standard way for additive companies to enter the market is for them to air 30 minute TV infomercials. Their main goal is to get brand recognition on TV, which they then expect to use to gain access to store shelves.

         Company after company have gone this route. Go to any discount store and look in the automotive department. There they all sit on the store's shelves. Each competing with each other for shelf space and customers. Each company has milked the TV infomercials dry, to the point that they no longer pay for themselves. However, the companies have achieved what they set out to accomplish. They have their products on store shelves.

         Now, they all sit there with little consumer advertising, having to compete with each other, and most of the products are all using the same corrosive chlorinated ingredients.
         With the government cracking down on claims they can make, and the big discount stores not paying for the products for 3 or 4 months, and having the right to send the product back if it doesn't sell, some companies are finding themselves in bad shape.

         Our distribution method is much slower, but one the Company feels will make us stronger in the long run.

         RISK FACTORS

         Even though the price of oil has gone up in recent months the Company has not had to raise its prices. The profit margins have been cut somewhat, but not enough to have to raise prices.

         Oil supplies, standard additive packages, and calcium carbonate used in the oil are still plentiful. If prices do have to be raised, Company management feels because of Oil Extreme's unique features that sales would not be impaired very much.

         If oil supplies were to be drastically in short supply it could adversely affect the Company's ability to grow, and to supply its present dealers and distributors. Even though oil prices are going higher, all indications are that an OPEC accord may be negotiated soon.

         SUBSEQUENT EVENTS

         Jeff Simmons won the Barber Dodge Pro Series Championship for an unprecedented 2nd consecutive time.

         Each of the 12 races were televised on ESPN2 and each race was shown 4 times in the USA. ESPN2 is also shown overseas and the Company had reports that the Oil Extreme logo was clearly seen as far away as New Zealand. Again, the Company's luck had put the Oil Extreme logo on just the right car to gain maximum exposure for the product and the Company.

         There are tracking companies who record the number of seconds a Company's logo or brand is seen on national TV. Even though the Company did not subscribe to this service, by having the Oil Extreme sticker on the car driven by the points leader, and who won several races during the season, it insured that the television camera was being focused on the car a big percentage of the time. The TV announcer mentioned many times that Jeff was driving the Oil Extreme car, which called added attention to the product.

         For the 2000 Barber Dodge pro racing season, the services of Nilton Rossoni, an 18 year old Brazilian young man who won two of the 1999 races has agreed to sponsorship by the Company.
         The large Oil Extreme sticker will be displayed on his car and on one other car. This will give Oil Extreme exposure for another year.

         A contract was signed with the Jim Russell Driving School in England, which made Oil Extreme the official oil product for the driving and racing school. The Jim Russell school is the oldest racing school in the world and has trained some of the world's best known racing drivers. The school which is presently owned by Mr. John Kirkpatrick, himself a well known former racer, and who has worked for the school for 20 years has agreed to use and promote all the Oil Extreme products in their racing series and in all their training cars which number around 36 cars.

         All the Jim Russell cars will sport the Oil Extreme stickers and all publicity for their race series will identify
         Oil Extreme as the series sponsor. On January 12 to 15, 2000 the Jim Russell Driving School will have a display at the International Autosports Show in Birmingham, England, and they have invited the Company's President, George French, to attend the show and to make use of their display area to promote Oil Extreme's products. John Kirkpatrick has agreed to take George to Racing Industry functions and to introduce him to many leaders in the automotive and racing industry.

         The International Autosports Show is one of Europe's largest racing shows and is attended by most major racing and automotive industry leaders and racers. Even though Oil Extreme has attended the show in three previous years, and displayed the Company's products in their own display area, results were limited because the show was so big and the Company, being newcomers to the industry in England, did not have anyone of John Kirkpatrick's fame to introduce, or recommend them to leaders in the racing fraternity.

         The Jim Russell Driving School in England, will also be active distributors of all the Company's products at their new Company headquarters, and racing home track in Rockingham, England, which is due to open the middle of 2,000. This new Rockingham, 1 1/2 mile banked, and paved oval is the first super speedway to be built in Europe.

         While there are many such tracks in the USA this will be the first one to be built in England, and it has already gained press coverage worldwide. The new facilities will also contain several road racing configurations in the infield which will be used for various racing events as well as for the Jim Russell Driving School. Oil Extreme will be highly visible at this new
         $80,000,000 track that will eventually accommodate 130,000 spectators for a race, and accommodate them in first class style.

         A venture of this magnitude has brought together leading corporations in computing, telecommunications, health and safety, engineering and transportation, all committed to Rockingham's development. And there in the midst of some of Europe's largest and best known corporations will be Jet Set Life USA, Inc. and Oil Extreme. An association of this type is usually reserved for the world's leading oil companies, but because we first, offer an oil which will cut down on engine wear in the racing school's 36 cars, and because we have a product the racing school can be proud to promote, the Company was able to become associated with them.

         The Company committed to pay $15,000 dollars toward sponsorship of the race series, plus 250,000 restricted shares of JSL,USA, Inc. stock, and enough Oil Extreme, "Better Than Synthetic" Motor Oil to supply the school's 36 cars. The Company expects to gain retail dealers, distributors, and commercial accounts to more than offset this expenditure.

         The Company has just started to introduce a new mobile oil change dealership program named, OIL EXTREME MOBILE PIT STOP. CHANGING YOUR OIL AT HOME, OFFICE, OR EVENTS USING THE WORLD'S BEST OIL, OIL EXTREME "BETTER THAN SYNTHETIC" MOTOR OIL

         EXCLUSIVE TERRITORY DEALERSHIP PROGRAM:

         The Oil Extreme "Mobile Pit Stop" oil change dealership program is the first mobile oil change business to give the small business owner a complete package that almost guarantees success in the 5 billion dollar a year oil change business.

         For the first time, a one person owner operator can purchase a completely equipped van that allows him or her to quickly vacuum the oil from a car's engine without getting dirty crawling under the vehicle. For as little as $5,000 down, the owner operator can still have the opportunity to make an above average income with Oil Extreme's unique one of a kind dealership program. Or, an investor can purchase multiple Oil Extreme vans, and hire operators to do the oil changes with far less investment than a single fast food franchise. And, the profit potential is vastly superior, and they'll have a lot less headaches.

         Let's face facts. Finding new customers every day, and changing oil the rest of their life is not the most exciting prospect in the world. Sure, they're giving a much needed service, but when was the last time ANYONE complimented the guy who changed the oil in their car?

         The Oil Extreme "Better Than Synthetic" Motor Oil is what gives them a huge advantage over every other oil change business in the world. Now, for the first time, they can guarantee their customers that they will gain horsepower and increase miles per gallon as soon as their oil is changed. Their engines will run smoother, quieter, cooler, and wear will be dramatically reduced because of the exclusive calcium carbonate extreme pressure properties we are able to give this revolutionary new motor oil.

         Now, when the owner operators look for new customers they really have some great benefits to talk about. They also have Oil Extreme's worldwide racing results, this last years Indianapolis results, and dyno tests to prove Oil Extreme does everything the Company claims. Motor Trend, Grassroots Motorsports, Street Legal Imports, and European Car, are just a few magazines with articles praising Oil Extreme. AND BEST OF ALL, EVERY DRIVER CAN FEEL THE DIFFERENCE IN POWER, ACCELERATION, AND SMOOTHNESS, AS SOON AS THEY DRIVE THE CAR.

         Now, the positive feedback they receive from their customers keeps them excited and pumped up. Each day, it is felt the owner operator will be ready to go share the good news about Oil Extreme with new customers. It's the Company's plan to give each dealer the training, tools, and exclusive products to help them make an exceptional income, then to help them pass their experience on to their employees as they become multiple van owners if they wish.

         Just imagine them with 10 or 20 vans all alike, sporting the distinctive Oil Extreme paint job. Each of the operators will be wearing a clean Oil Extreme T-shirt, jacket, and hat, which lets each customer know that their car is being serviced by an expert. It may seem like a little thing, but looking sharp, helps an operator feel sharp, and not afraid to visit the tallest and best office building in town looking for new customers.

         The Company's personalized training is expected to give them the confidence to go to the largest corporation to ask for their fleet business. It is felt that calling on doctors, lawyers, stockbrokers, and corporate executives will become second nature to them. And this executive business is far more profitable than trying to compete with the cheapest, so called, quick change oil company in town.

         But best of all, just imagine a customer driving his or her car for the first time after they've just had their car filled with Oil Extreme. From past experience it is expected that they will feel a big difference! The Company feels they will not keep this to themselves when they return to the office the next day. It is expected they will share this new find with all their friends. Now when the owner operator returns to see how they liked the way their car ran, they should find others in the same office wanting their oil changed too. If they've given their original customer a few discount coupons for their friends they should be assured of a group of steady customers who will probably repeat time after time.

         Does Oil Extreme "Better Than Synthetic" Motor Oil cost more than regular oil? Yes it does. Each oil change costs $49.95. But the customers are receiving a personalized on site oil change and lube job, plus they are getting what the Company believes is the best oil in the world, which regularly sells for $7.95 per quart. But that's not the whole story. The Company also supplies a 4 ounce bottle of Oil Extreme Concentrate free of charge with each 4 quarts of oil. The Oil Extreme Concentrate is an extreme pressure additive package booster which is used to boost the oil's additive package after 3,000 miles of usage. That means they can safely double their drain interval to 6,000 miles. With the extra miles per gallon they will get, and double the oil life, Oil Extreme is far more economical than using regular oil. And it's especially true when they consider the reduction in wear their engine gets.

         The big advantage they'll enjoy is the greater profit they'll realize. If the owner operators are using cheap oil, they will probably have to compete against all the price cutters in town. With Oil Extreme, it is felt they will have a product no one else has, and one that the customer will thank them for introducing to him or her.

         The Company is contacting already existing mobile oil change operators who are out there all alone with no oil company affiliation. We are also seeking individuals who are looking for a business with low overhead and low start up costs, but with a big potential. And, the Company is seeking businessmen, and businesswomen with ready capital, who are looking for an alternative to high priced food franchises, and able to manage a multi-van operation. The Company feels it has the expertise to make the owner operator an oil expert, and combined with its exceptional product line it can give them the confidence to face any oil change business situation.

         It is reported that competitors in the mobile oil change business average about 20 oil changes a day per van. That means each van is selling about 25 gallons of oil per day, or just under a half drum. If the Company can tap into this market there are several ways this added volume can benefit the Company. One major way is shipping. The Company's shipping costs for oil would be cut in half.

         Year 2000 computer problems were handled before the close of 1999 by a computer technician hired to inspect all computers and programs. When year 2000 arrived all computers were off. When they were turned back on after the holidays no problems were encountered. Total expenditure was only $400.00.

         ITEM 2.    PROPERTIES.

         The Company has Five full time employees. The Company presently maintains its business office at 21935 Van Buren, Suite 4, Grand Terrace, California 92313, which is approximately sixty miles east of Los Angeles. The Company leases 4,000 square feet in a single story tilt-up industrial building. 1,000 feet is used for office space and 3,000 feet is used for manufacturing and warehouse.
         JSLT is currently negotiating a new 2 year lease.

         ITEM 3.    LEGAL PROCEEDINGS.


         An individual has asserted a claim against the Company and others wherein it is contended that this individual loaned money to the Company and that the individual is entitled to stock and other forms of monetary compensation and damages as a result of dealings with the Company and the conduct of the Company. The Company denies liability and alleges that this individual dealt with others in a series of transactions that did not directly involve the Company. Notwithstanding the contentions of the parties, the Company views this matter as a potential claim, and should this individual file a lawsuit, this individual would possibly name the Company as a defendant. This individual has demanded the sum of $71,000 plus interest at 10% plus $2,000 in costs. The Company anticipates that should a civil complaint be filed, it would include a variety of causes of action ranging from contract claims to tort claims, some of which would include claims based on misrepresentations of facts. On May 17, 2000, this individual was issued 250,000 shares of free trading stock of the Company and 500,000 shares of restricted stock of the Company. As a result of the issuance of the stock, this individual released all claims against the Company.

         The Company is also a defendant in a lawsuit whereby the plaintiffs allege a breach of a lease agreement. The leased premises were sold to another entity and the Company currently has a lease with this entity. The amount sought by the plaintiff is $14,831. The Company has asserted various defenses to the claims and is currently defending the action, there have been initial settlement discussion and it is anticipated that the matter will be settled by way of a compromise and stipulation agreement.

         Additionally, the Company is involved in a dispute of the sponsoring of a professional boat race in Nevada. The Company has not made an appearance in court and does not know the status of that action as it has not been contacted by the plaintiff and has not received any notification of any action taken by the plaintiff with regards to the prosecution of the action. The amount demanded by the plaintiff is $6,000 plus 40,000 shares of common stock.

         The Company is also a defendant to other various lawsuits which have been filed in the United States and the United Kingdom for which judgements have been entered against the Company. The amount of the judgements have been accrued in the financial statements.


                                  JUDGMENTS

         The following judgments have been entered against Jet Set Life Technologies, UK Ltd.

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

         JSLT, UK Ltd. has plans of resolving these as soon as possible.

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

                       (B)  HOLDERS.

         The approximate number of record holders of the Registrant's common stock as of June 30, 1999 is 428.

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

         The President of the Company who had a background in motorcycle and car speed equipment designing and manufacturing in his younger years sought out a catalytic fuel saving device. This device used a unique catalytic cartridge containing an alloy made of precious, common and exotic metals which were treated with a nine step chemical process. This cartridge technology was combined with a magnetic technology developed by the President to produce the Triple Charger. Management believes the Triple Charger has the ability to treat gasoline or diesel fuel as it passes through the device on its way to the engine combustion chamber in such a way that mileage is increased. 20% increase in gasoline mileage and 15% increase in diesel fuel mileage is guaranteed by JSLT. Management believes the Triple Charger also has the ability to lower emissions.

         JSLT chose direct sales through a network of independent distributors as the vehicle to launch Triple Charger sales. The Triple Charger, now sells for $229 for cars, $799 for large diesel trucks and a new model ready for launch for larger 12 to 16 cylinder locomotive and industrial engines will sell in the $2,500 range. The Triple Charger was received with varying results. Approximately 90% of the Company's customers were satisfied with the results of the product. However, there were about 10% of them who said they did not get the 20% guaranteed results. Some said they didn't get the mileage expected, but they loved the extra power.

         The automotive industry suggests that overall about 50% of the vehicles on the highway are not in proper tune, and of course management feels that some of this has resulted in the Triple Charger not performing as it should. On going research by several individuals has resulted in the possibility of an improved Triple Charger model. As time passes, pollution of the atmosphere is expected to be a bigger issue than economy. Management feels it probably should not have given the 20% guarantee on miles per gallon increase, and may change its advertising emphasis to one of reduced emissions, which the Triple Charger can lower immediately on almost every vehicle.

         Management felt direct sales by trained individuals telling how well this device worked on their car or truck would be a much more viable method of distribution for a small under capitalized Company. Since starting, the Company has opened offices in the UK, Australia, New Zealand, and is doing business in Canada. JSLT also has sales in a number of other countries.

         During 1997 the Company acquired certain rights to sell a unique motor oil additive they named
         Oil Extreme, because of its ability to impart extreme pressure properties to motor oil by using special reengineered molecules of calcium carbonate.

         Commencing in the 1st quarter of 1997, sales took a sharp drop and have continued to decline after the introduction of the new oil additive, "Oil Extreme". This revolutionary new oil technology uses calcium carbonate to form a tribochemical film which fills the asperities or microscopic hills and valleys found in all metal surfaces. Oil Extreme replaced a former product, Oil Charger, which used chlorinated paraffins to form the tribochemical film.

         Although Oil Charger produced better mileage, acceleration, and horsepower, there were harmful side effects caused by the chlorinated paraffins. Chlorinated paraffins produce hydrochloric acid when heated in an engine, and when they react with ZDDP, which is found in all motor oil additive packages, sludge is formed. The result is a corrosive and environmentally unfriendly combination. Chlorinated paraffins are not used in legitimate motor or racing oils. However, they are used by many additive companies because they produce immediate results with a low cost. Even though many additive companies use chlorinated paraffins, this fact is generally not addressed in promotional material.

         The Company's direct sales force is made up of mostly part-time independent sales people, and given their dedication to the former product, some initial difficulties were experienced with the introduction of Oil Extreme which ultimately affected sales for the oil additive as well as for the Triple Charger. In an effort to compensate for this drop in sales, the Company produced presentation books, slides, videos, brochures, and have further introduced a program where it gave each distributor $10,000.00 in free Oil Extreme on a buy one get one free basis if they attend a training school, pass a written test, and make a minimum of sales presentations. That program has now been canceled. Many distributors have now had the opportunity of testing Oil Extreme for themselves and are convinced that the product is as good as Oil Charger if not better. Other distributors have not yet become convinced that this change is for the better. As a result, sales have continued to decrease.

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

         To reduce its reliance on mostly part-time distributors the Company has started a campaign to recruit retail dealers in the automotive, motorcycle, and boat racing industry. This also includes engine builders in each category. After seeing what has happened to other oil additive companies once their TV infomercials ceased the management feels that building a solid reputation in the racing industry will eventually give its products the stature it needs to gain acceptance in the commercial and fleet market.

         During the fiscal years 1998 and 1999 the Company instituted the following actions to increase awareness of its products: 1. The Company embarked on a program of dynamometer testing which proved Oil Extreme produces horsepower. 2. JSLT developed its own complete motor oil with the calcium carbonate technology already in the oil. This makes us a legitimate oil company and not just an additive producer. 3. The Company started a concentrated push to reach the automotive performance market. This includes; auto racing, motorcycle racing, snowmobile racing, truck racing, drag racing, hot rods, and custom cars. It is not uncommon for even very small engine shops, and race car and motorcycle builders to have a dynamometer in their shops. These are the individuals who can prove in a few minutes that Oil Extreme produces horsepower. This can shorten the test time drastically, and prove Oil Extreme does everything the Company says it does. 4. The Company plans to introduce Grease Extreme, which also uses the calcium carbonate technology. This extreme pressure grease out-performs greases costing several times the cost of Grease Extreme. 5. The Company plans to attend performance racing industry trade shows, to introduce Oil Extreme to the performance market, and to give samples to anyone willing to test the product on their dynamometers. The Company also plan to attend performance industry shows internationally as funds permit. 6. The Company plans a limited advertising campaign in conjunction with articles showing that both Oil Extreme concentrate and Oil Extreme motor oil out-performs every "top" synthetic racing oil in the world. 7. The Company plans to supply Oil Extreme to a variety of top race teams. 8. The Company plans to start a press release campaign introducing Oil Extreme to the approximately 140 motorcycle and automotive magazines in the US. 9. The Company plans to open a web site on the Internet.
         10. The Company plans to start a mobile oil change dealership program, where exclusive territories will be given to dealers who purchase a special van which is equipped to change oil at the customer's office or business and who exclusively use the Oil Extreme motor oil. All of the above programs should give the Company the reputation of being a legitimate oil company, with legitimate new oil technology.

         During the fiscal year ending June 30 1998 sales were $346,984 and $177,897 during fiscal year ending June 30,1999, however gross profit increased from $51,130 in 1998 to $105,010 in 1999. During this same period total operating expenses have been reduced from

         $616,401 during 1998 to $327,805 during 1999.  Net
         loss from operations has been reduced from $605,045 during 1998, to $282,978 during 1999. During 1998 the Company borrowed $319,277 from related parties and in 1999 it borrowed $35,477 from related parties and $27,080 from unrelated parties.

         Even though management has seen a large drop in sales after the new Oil Extreme was substituted for the older Oil Charger technology, expenses have also been reduced to the point where management feels that just a few large orders by companies or overseas importers who have been testing the products could bring the sales back to previous levels, and beyond. Since the Company has done so well in racing, and has so many success stories to tell, management feels it is time to also start a campaign to recruit many more network marketing distributors, and since the Internet has become so powerful a recruiting, training, and sales tool, management is presently having a new Company web site designed. It is expected that self replicating web sites will be made available for each new dealer, with a reduced monthly web site fee charged each dealer. The new Oil Extreme Mobile Pit Stop oil change business will be the only mobile oil change business that has its own brand of oil and it should be a very desirable dealership to own. It is estimated that each mobile oil change van should use one 55 gallon drum of oil a week. Management feels that as soon as data from the first few Mobile oil change vans is collected, that this part of the business can be franchised and a fee charged for the protected territories.

         The Company has been testing a new gas and diesel fuel additive it is calling Gas Extreme, which it feels could increase sales and profits substantially because of the high price of gasoline in the US as well as overseas. With petrol and diesel fuel prices as high as $4.00 to $5.00 per gallon in many countries, and with more and more emphasis being placed on motor vehicle emissions, the Company hopes to establish wholly-owned sales offices and distribution centers in countries in many parts of the world. The Company hopes to expand into two new countries in fiscal year ending June 30, 2000 and five new countries during 2001.

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

         PART III

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

                     (A)  IDENTIFICATION OF DIRECTORS.

         NAME               AGE                POSITION HELD

         George French       69                Director and President

         William Maass       49                Director and Secretary



                   (B)  IDENTIFICATION OF EXECUTIVE OFFICERS

                        Same as above.

                   (C)  SIGNIFICANT EMPLOYEES.

         The Registrant has recently hired Mr. Antony Tyler who has significant experience in the home development industry, and Mr. Dennis Johnson an individual with many years experience in automotive racing engine development.

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

         After returning from Korea he started his own business designing and manufacturing motorcycle and automotive speed equipment products. This business was sold so he could return to San Bernardino Valley college to finish his degree in engineering. Before he graduated he was offered a partnership in the purchaser of his speed equipment business. His innovative designs became so well known that he was invited to join American Honda Motor Company as its first American employee. He spent three years at Honda as National Sales Manager.

         From 1964 to 1969 he worked for Ovation Cosmetics, a network marketing organization, where he rose to area coordinator for Los Angeles County, California. Starting in 1969 he spent the next twenty three years working for a religious institution working with teenagers and an anti-drug program he developed.

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

         (2) DIRECTORSHIPS. None.

                   (F) Involvement in certain legal proceedings


               An individual has asserted a claim against the Company and others wherein it is contended that this individual loaned money to the Company and that the individual is entitled to stock and other forms of monetary compensation and damages as a result of dealings with the Company and the conduct of the Company. The Company denies liability and alleges that this individual dealt with others in a series of transactions that did not directly involve the Company. Notwithstanding the contentions of the parties, the Company views this matter as a potential claim, and should this individual file a lawsuit, this individual would possibly name the Company as a defendant. This individual has demanded the sum of $71,000 plus interest at 10% plus $2,000 in costs. The Company anticipates that should a civil complaint be filed, it would include a variety of causes of action ranging from contract claims to tort claims, some of which would include claims based on misrepresentations of facts. On May 17, 2000, this individual was issued 250,000 shares of free trading stock of the Company and 500,000 shares of restricted stock of the Company. As a result of the issuance of the stock, this individual released all claims against the Company.

               The Company is also a defendant in a lawsuit whereby the plaintiffs allege a breach of a lease agreement. The leased premises were sold to another entity and the Company currently has a lease with this entity. The amount sought by the plaintiff is $14,831. The Company has asserted various

						-27


               defenses to the claims and is currently defending the action, there have been initial settlement discussion and it is anticipated that the matter will be settled by way of a compromise and stipulation agreement.

               Additionally, the Company is involved in a dispute of the sponsoring of a professional boat race in Nevada. The Company has not made an appearance in court and does not know the status of that action as it has not been contacted by the plaintiff and has not received any notification of any action taken by the plaintiff with regards to the prosecution of the action. The amount demanded by the plaintiff is $6,000 plus 40,000 shares of common stock.

               The Company is also a defendant to other various lawsuits which have been filed in the United States and the United Kingdom for which judgements have been entered against the Company. The amount of the judgements have been accrued in the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jet Set Life USA, Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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



                                    HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
December 9, 1999

               JET SET LIFE USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                         JUNE 30, 1999


                              ASSETS

Total Current Assets
      Cash                                        $      881
      Accounts receivable                              2,159
      Inventory                                       20,388
                                                  ----------
            Total Current Assets                      23,428
                                                  ----------
Property and Equipment
      Machinery and equipment                         58,771
      Computer equipment and
       software                                       77,995
      Furniture and fixtures                           4,776
      Leasehold improvements                          12,528
                                                  ----------
            Total Property and Equipment             154,070

      Less:  Accumulated Depreciation               (115,399)
                                                  ----------
         Net Property and Equipment                   38,671
                                                  ----------
Other Assets                                           1,000
                                                  ----------
Total Assets                                      $   63,099
                                                  ==========

The accompanying notes are an integral part of these consolidated financial statements.

               JET SET LIFE USA, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (CONTINUED)
                         JUNE 30, 1999


               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                 $      347,727
      Accrued liabilities                                     320,326
      Notes payable                                            19,680
      Note and advances payable - related parties             672,944
                                                       --------------
            Total Current Liabilities                       1,360,677
                                                       --------------
Contingent Liabilities

Stockholders' Deficit
      Common stock - $0.0001 par value; 100,000,000
         shares authorized; 66,256,792 shares issued
         and outstanding                                        6,626
      Additional paid-in capital                              509,727
      Accumulated deficit                                  (1,814,467)
      Foreign currency translation adjustment                     536
                                                       --------------
            Total Stockholders' Deficit                    (1,297,578)
                                                       --------------
Total Liabilities and Stockholders' Deficit            $       63,099
                                                       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                JET SET LIFE USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                             1999                1998
                                        --------------      --------------
Sales                                   $      177,897      $      346,984
Cost of Goods Sold                              72,887             295,854
                                        --------------      --------------

     Gross Profit                              105,010              51,130
                                        --------------      --------------
Operating Expenses
      Write off of obsolete inventory           28,775              51,290
      General and administrative expense       248,666             375,324
      Sales and marketing                       33,455             162,126
      Depreciation and amortization             16,909              27,661
                                        --------------      --------------
     Total Operating Expenses                  327,805             616,401
                                        --------------      --------------
Loss from Operations                          (222,795)           (565,271)

Interest Expense                                60,183              39,774
                                        --------------      --------------
Net Loss from Operations                      (282,978)           (605,045)

Cumulative Effect of Change in
   Accounting Principle, Net of Tax                  -              (9,322)
                                        --------------      --------------
Net Loss                                $     (282,978)     $     (614,367)
                                        ==============      ==============
Basic and Diluted Loss Per Share
  from Operations                       $        (0.00)     $        (0.01)
                                        ==============      ==============
Basic and Diluted Loss Per Share
  from Cumulative Effect of Change
  in Accounting Principle               $        (0.00)     $        (0.00)
                                        ==============      ==============
Basic and Diluted Loss Per Share        $        (0.00)     $        (0.01)
                                        ==============      ==============
Weighted Average Common Shares
 Used in Per Share Calculation              66,219,107          66,133,367
                                        ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements

                         JET SET LIFE USA, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED JUNE 30, 1998 AND 1999

                                                                                            Foreign
                                   Common Stock             Additional                      Currency         Total
                              --------------------------     Paid-in       Accumulated    Translation    Stockholders'
                                Shares          Amount       Capital         Deficit      Adjustments      Deficit
                              ----------     ------------   ----------     ------------   -----------    ---------------
Balance - June 30, 1997       66,126,792     $      6,613   $  500,740     $   (917,122)  $      (247)   $      (410,016)

Shares issued for services
   May 1998 $0.05 per
   share                          75,000                7        3,743                -             -              3,750

Foreign currency translation           -                -            -                -        (1,294)            (1,294)

Net loss                               -                -            -         (614,367)            -           (614,367)
                              ----------     ------------   ----------     ------------   -----------    ---------------

Balance - June 30, 1998       66,201,792            6,620      504,483       (1,531,489)       (1,541)        (1,021,927)

Stock issued for services
   November 1998 $0.15 per
   share                          25,000                3        3,747                -             -              3,750

Stock issued for services
   May 1999 $0.05 per share       30,000                3         1,497               -             -              1,500

Foreign currency translation           -                -             -               -         2,077              2,077

Net loss                               -                -             -        (282,978)            -           (282,978)
                              ----------     ------------   -----------    ------------   -----------    ---------------
Balance - June 30, 1999       66,256,792     $      6,626   $   509,727    $ (1,814,467)  $       536    $    (1,297,578)
                              ==========     ============   ===========    ============   ===========    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                   5

               JET SET LIFE USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                             1999                1998
                                        ---------------     --------------
Cash Flows From Operating Activities
      Net loss                          $      (282,978)    $     (614,367)
      Adjustment to reconcile net
      loss to net cash provided by
      operating activities:
         Depreciation and amortization           16,769             27,514
         Stock issued for services                5,250              3,750
         Purchases made by the president
         on behalf of the Company                 2,845             14,870
         Change in accounting principle               -              9,322
         Loss on disposal of asset                    -                139
      Changes in certain current assets
      and liabilities:
         Accounts receivable                     13,496             10,203
         Inventory                               27,086             93,363
         Accounts payable                        87,598             77,499
         Accrued liabilities                    107,793             79,228
                                        ---------------     --------------
         Net Cash From Operating
         Activities                             (22,141)          (298,479)
                                        ---------------     --------------
Cash Flows From Investing Activities
      Purchase of equipment                        (280)                 -
                                        ---------------     --------------
         Net Cash From Investing
         Activities                                (280)                 -
Cash Flows From Financing Activities
      Proceeds from notes payable to
      related parties                            35,477            319,275
      Proceeds from notes payable                27,082                  -
      Payments on notes payable to
      related parties                           (33,934)           (30,479)
      Payments on notes payable                  (7,400)                 -
      Cash overdraft                                  -                655
                                        ---------------     --------------
         Net Cash From Financing
         Activities                              21,225            289,451
                                        ---------------     --------------
Effect of Exchange Rate Changes on
Cash                                              2,077             (1,294)

Net Increase (Decrease) in Cash                     881            (10,322)

Cash At Beginning of Year                             -             10,322
                                        ---------------     --------------

Cash At End of Year                     $           881     $            -
                                        ===============     ==============

Supplemental Disclosures of Cash
Flow Information:
      Interest Paid                     $            68     $          330
                                        ===============     ==============
Supplemental Information on Noncash Investing and
   Financing Activities - Note 9

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

The Company is in the business of selling products which are intended to increase fuel efficiency and reduce harmful emissions of both gas and diesel vehicles including a motor oil additive, a fuel additive and a fuel treatment device. The products are marketed using a network marketing system.

Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended June 30, 1999 and 1998, the Company incurred net losses of $614,367 and $249,821, respectively, and, as of June 30, 1999, the Company's accumulated deficit totaled $1,781,310. At June 30, 1999, the Company had a net capital deficiency of $1,264,260. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately attain successful operations. Management is pursuing efforts to obtain additional financing and intends to organize the Company so as to generate sufficient cash flows through future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash, accounts receivable, accounts payable, accrued liabilities and notes payables are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information and management's estimates as of June 30, 1999. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Revenue Recognition - Revenue from the sale of products is recognized at the time the product is shipped and paid for by the distributor. The product is usually not shipped until payment is received; therefore the Company has minimal accounts receivable, and no collateral is required. No allowance for bad debt is considered necessary, based on management's estimate and subsequent collections.

Inventory - Inventory is valued at the lower of cost or market, with cost being determined using the first-in, first-out method. Inventory consisted of the following at June 30, 1999:

                   Raw materials             $      3,857
                   In process products              7,666
                   Finished products               27,109
                                             ------------
                   Total Inventory           $     38,632
                                             ============

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

         Machinery and Equipment                       7 years
         Computer Equipment and Software               3-5 years
         Furniture and Fixtures                        7 years
         Leasehold Improvements                        7 years

Depreciation expense was $16,909 and $25,827 for the years ended June 30, 1999 and 1998, respectively.

Long-Lived Assets - The Company periodically evaluates the realizability of long-lived assets for indications of a possible inability to recover the carrying amount. Such evaluation is based on various analyses including cash flow and profitability projections.

Advertising Costs - The Company expenses all advertising costs as incurred. The Company incurred $28,218 and $89,879 in advertising costs for the years ending June 30, 1999 and 1998, respectively.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 184,335 and 5,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at June 30, 1999 and 1998, respectively.

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

Export Sales - The Company had the following sales in foreign countries as follows:

                                  June 30,        June 30,
                                    1999            1998
                                   --------    -------------
      United Kingdom               $      -    $      21,286
      New Zealand                         -            8,783
      Australia                           -           68,113
                                   --------    -------------

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

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

The Company has capitalized $11,900 in organizational costs for starting up business in Canada. During the year ended June 30, 1998, the Company adopted SOP 98-5 Reporting on the Costs of Start-Up Activities which requires the that all start-up and organizational costs be expensed as incurred. The provisions of SOP 98-5 require that the change be treated as a change in accounting principle. The new standard was effective for fiscal years beginning after December 15, 1998 with earlier application permitted. Therefore, the Company applied the change in accounting principle during the year ended June 30, 1998 and charged $9,322 to operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the years ended June 30, 1999 and 1998, the Company's president received cash payments from the Company of $5,384 and $6,803, respectively, in satisfaction of monies owed him by the Company and the Company received cash payments from the president during those same periods of $427 and $7,850, respectively. During the years ended June 30, 1999 and 1998, the president also purchased supplies on behalf of the Company whose value was $12,524 and $15,735, respectively and the Company paid personal expenses of the president of $6,278 and $866, respectively. The Company also accrued $36,000 and $36,000, respectively of wages owed to the president during the years ended June 30, 1999 and 1998. At June 30, 1999, the net effect of these transactions shows the Company owes the President $22,197. During the years ended June 30, 1999 and 1998, the Company received $0 and $187,880, respectively from short-term, 6% interest bearing notes from a trust fund for which the Company's president acts as trustee. As of June 30, 1999, the Company owed $527,074 principal to the trust fund. The Company accrued interest on these notes of $31,624 and $31,624, during the years ended June 30, 1999 and 1998, respectively. These notes are due on demand and secured by shares of the Company's restricted stock. The president is also the majority shareholder of the Company.

During the years ended June 30, 1999 and 1998, the Company also borrowed funds to sustain operations and paid money on notes to shareholders. During the year ended June 30, 1999 and 1998, the Company received funds from these shareholders of $35,050 and $123,547, respectively, and paid $28,550 and $23,676, respectively to shareholders. The amount owed to these shareholders at June 30, 1999 was $123,673.

NOTE 4 - NOTES PAYABLE

The following schedule summarizes the notes payable at June 30, 1999:

      Notes Payable to Unrelated Parties

         Notes payable to individuals; no stated rate of
         interest; Interest imputed at 10%; currently due;
         unsecured.                                              $      650

         Convertible notes payable to individuals; no
         stated rate of interest; interest imputed at 10%;
         currently due; unsecured                                    19,030
                                                                 ----------

            Total Notes Payable to Unrelated Parties                 19,680

      Notes Payable to Related Parties

         Notes payable to individual; $10 interest per day;
         currently due; unsecured                                    10,000

         Notes payable to shareholders; no stated rate of interest;
         interest imputed at 10%; currently due; unsecured           25,352

         Notes payable to shareholders; 10% stated rate of
         interest; currently due; unsecured                          78,521

         Notes payable to trust, 6% stated rate of interest;
         currently due; secured by shares of the Company's stock    527,074

         Note payable to shareholder; 6% stated rate of
         interest; currently due; unsecured                           1,800

         Note payable to shareholder; 15% stated rate of
         interest; currently due; unsecured                           3,000

         Convertible note payable to shareholder; no stated rate
         of interest; interest imputed at 10%; currently due;
         unsecured                                                    5,000

         Note payable to Company's president; no stated rate of
         interest; interest imputed at 10%; currently due;
         unsecured                                                   22,197
                                                                 ----------

            Total Notes Payable to Related Parties                  672,944

         Total Notes Payable                                        692,624

         Less Current Portion                                       692,624
                                                                 ----------
         Long-Term Notes Payable                                 $        -
                                                                 ==========
                                   10

The convertible notes are convertible into share of the Company's common stock at rates ranging from $0.07 to $0.30 per share. The convertible notes are convertible into 174,335 shares of the Company's common stock. There is no beneficial conversion feature associated with the convertible notes. Interest expense for the years ended June 30, 1999 and 1998 was $60,183 and 38,358, respectively.

NOTE 5 - LEASE COMMITMENTS

The Company leases a facility under an operating lease agreement which extended through December 2000. For the fiscal year ending June 30, 2000, the Company owed $9,180 under the terms of this operating lease. Total rent expense relating to this operating lease and other various other month to month and one time leases was $18,680 and $7,900 for the years ending June 30, 1999 and 1998, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

During the year ended June 30, 1998, the Company issued 75,000 shares of common stock for services. The value of the services rendered to the Company was $3,750, or $0.05 per share.

During the year ended June 30, 1999, the Company issued 30,000 shares of common stock for services. The value of the services rendered to the Company was $1,500 or $0.05 per share. The Company also issued 25,000 shares of common stock in satisfaction of accounts payable. The value of the accounts payable was $3,750 or $0.15 per share

NOTE 7 - STOCK OPTIONS

A summary of the status of the Company's stock options as of June 30, 1999 and 1998, and changes during the periods then ended are presented below:


                                                June 30,
                                  -----------------------------------------
                                        1999                     1998
                                  -----------------        -----------------
                                           Weighted-                Weighted-
                                           Average                  Average
                                           Exercise                 Exercise
                                  Shares     Price          Shares    Price
                                  ------     -----         -------    -----
Outstanding at beginning of
year                               5,000     $0.25         5,000     $0.25
Granted                            5,000      0.25             -         -
Exercised                              -         -             -         -
Forfeited or canceled                  -         -             -         -
                                  ------     -----         -----      ----
Outstanding at end of year        10,000      0.25         5,000      0.25
                                  ------     -----         -----      ----
Options exercisable at year-end   10,000      0.25         5,000      0.25
                                  ======     =====         =====      ====
Weighted-average fair  value of
options granted during the year   $    -                   $   -
                                  ======                   =====

The following table summarizes information about stock options outstanding at June 30, 1999:


                        Options Outstanding              Options Exercisable
               -------------------------------------   -----------------------
                               Weighted-
                 Number         Average     Weighted     Number      Weighted-
     Range of  Outstanding    Remaining      Average   Exercisable     Average
     Exercise      at         Contractual    Exercise      at         Exercise
     Prices     06/30/99         Life         Price      06/30/99       Price
     ------    ---------      -----------    --------  -----------    --------
     $ 0.25       10,000          1.75       $   0.25       10,000    $   0.25


          The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Stock-based compensation charged to operations was $0 and $0 for the for the years ended June 30, 1999 and 1998, respectively. Had compensation cost for the Company's options been determined based upon SFAS 123, net loss and loss per share would have increased to the pro forma amounts indicated below:

                                  For the Years Ended
                                       June 30,
                              -----------------------------
                                   1999              1998
                              -------------       ----------
     Net loss:
          As reported         $    (249,821)      $ (614,367)
          Pro forma                (249,821)        (614,367)

     Basic and diluted loss
     per share:
          As reported         $       (0.00)      $    (0.01)
          Pro forma                   (0.00)           (0.01)

          The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0.0% for all periods; expected volatility of 0.0%; risk-free interest rate of 5.40% and expected life of the options of 3.5 years.

          NOTE 8 - STOCK WARRANTS

          The Company issued 7,200,000 warrants in 1989 to shareholders in connection with the issuance of common stock that are exercisable at $0.25 per share, with an original expiration date of June 30, 1997. These warrants were extended another 12 months to expire on June 30, 2000. At June 30, 1999, the total number of warrants outstanding was 6,178,134.

          NOTE 9 - NONCASH INVESTING AND FINANCING ACTIVITIES

          During the year ended June 30, 1999, the Company paid various personal expenses of the Company's president. The amount of the expenses was $16,057. Also, the president made various purchases on behalf of the Company. The amount of these purchases was $18,902. These amounts were charged against the note payable to the president. The president also paid notes to shareholders during the year of $3,400.

          During the year ended June 30, 1998, the Company paid various personal expenses of the Company's president. The amount of the expenses was $865. Also, the president made various purchases on behalf of the Company. The amount of these purchases was $15,735. These amounts were charged against the note payable to the president. In addition, the Company experienced a one time adjustment as a result of a change in accounting principle. The amount charged to operations was $9,322. (See Note 2).


          NOTE 10 - INCOME TAXES

          The current provision for income taxes, classified by location of payment, was as follows:

                   Current                          1999        1998
                                               ---------    --------
                         U.S.                  $       -    $      -
                      Foreign                          -           -

          The major components of the net deferred tax asset as of June 30, 1999 were as follows:

                Deferred tax asset-operating
                loss carry forwards            $ 669,993
                Less Valuation allowance        (669,993)
                                               ---------
                Net Deferred Tax Asset         $       -
                                               =========

          The net change in the valuation allowance was $228,903 and $85,075 for the years ended June 30, 1999 and 1998, respectively. The Company has U.S. operating loss carry forwards at June 30, 1999 of $1,686,260 which expire in the years 2010 through 2014 if unused. Under federal tax law, certain potential changes in ownership of the Company may restrict future utilization of these carry forwards. The Company also has foreign operating loss carry forwards of $109,976.

          The components of the provision for income taxes were immaterial for all periods presented. The following is a reconciliation of the income tax at a federal statutory tax rate of 34% with the provision for income taxes for the years ended June 30, 1999 and 1998:

                                                        1999          1998
                                                     ---------    ----------
          Income tax benefit at statutory rate       $ (77,557)   $ (208,885)
          State tax, net of federal benefit             (7,528)      (20,274)
          Change in deferred tax asset valuation
          allowance                                     85,075       228,903
          Nondeductible expenses                            10           256
                                                     ---------    ----------

          Provision for income taxes                 $       -    $        -
                                                     =========    ==========

          NOTE 11 - CONTINGENCIES AND COMMITMENTS

          An individual has asserted a claim against the Company and others wherein it is contended that this individual loaned money to the Company and that the individual is entitled to stock and other forms of monetary compensation and damages as a result of dealings with the Company and the conduct of the Company. The Company denies liability and alleges that this individual dealt with others in a series of transactions that did not directly involve the Company.
           Notwithstanding the contentions of the parties, the Company views this matter as a potential claim, and should this individual file a lawsuit, this individual would possibly name the Company as a defendant. This individual has demanded the sum of $71,000 plus interest at 10% plus $2,000 in costs. The Company anticipates that should a civil complaint be filed, it would include a variety of causes of action ranging from contract claims to tort claims, some of which would include claims based on misrepresentations of facts. On May 17, 2000, this individual was issued 250,000 shares of free trading stock of the Company and 500,000 shares of restricted stock of the Company. As a result of the issuance of the stock, this individual released all claims against the Company.

          During May 1998, the Company signed an agreement with an individual to promote the Company's products. The Company gave this individual 25,000 shares of common stock at the date the agreement was signed. If this individual was promoting the Company's products one year from the date the agreement was signed, the individual was to receive an additional 25,000 shares of common stock which was issued during the year ended June 30, 1999. If this individual was promoting the Company's products two years from the date the agreement was signed, the individual was to received an additional 25,000 shares on common stock. The Company expects to issue all of the common stock to this individual as a result of this agreement.

          The Company is also a defendant in a lawsuit whereby the plaintiffs allege a breach of a lease agreement. The leased premises were sold to another entity and the Company currently has a lease with this entity. The amount sought by the plaintiff is $14,831. The Company has asserted various defenses to the claims and is currently defending the action, there have been initial settlement discussion and it is anticipated that the matter will be settled by way of a compromise and stipulation agreement.

          Additionally, the Company is involved in a dispute of the sponsoring of a professional boat race in Nevada. The Company has not made an appearance in court and does not know the status of that action as it has not been contacted by the plaintiff and has not received any notification of any action taken by the plaintiff with regards to the prosecution of the action. The amount demanded by the plaintiff is $6,000 plus 40,000 shares of common stock.

          The Company is also a defendant to other various lawsuits which have been filed in the United States and the United Kingdom for which judgements have been entered against the Company. The amount of the judgements have been accrued in the financial statements.

          NOTE 12 - SUBSEQUENT EVENTS

          In addition to subsequent events described elsewhere, the Company entered into the following transactions which occurred subsequent to June 30, 1999. The Company received a loan of $20,000 from an unrelated third party. Interest on the loan is at the rate of 7% and the loan is due June 30, 2000. As consideration for lending the Company money, this individual received 400,000 share of common stock. The value of the shares is $20,000 or $0.05 per share.

          The Company signed an operating lease to extend the lease of the office space through December 2000. The monthly rental payments are $1,530.

          The Company signed an agreement with a racing school to provide sponsorships for scholarships. The Company issued 250,000 shares of common stock and committed to provide $15,000 for the scholarships. The value of the shares is $1,250 or $0.05 per share.

          The Company signed an agreement with an individual to use and write about the Company's products in various magazine articles. The Company gave this individual 200,000 shares of common stock for the services to be provided. The value of the shares is $10,000 or $0.05 per share.

          The Company signed agreements with various race car drivers to use and promote the Company's products. The
          Company issued 300,000 shares of the Company's common stock which has been valued at $15,000 or $0.05 per share.

          On April 15, 2000, the Company issued 1,694,500 shares of common stock for various services performed for the Company. The value of the services performed was $84,725 or $0.05 per share.

          On May 18, 2000, the Company issued 218,000 shares of common stock for various services performed for the Company. The value of the services performed was $10,900 or $0.05 per share.

          On June 6, 2000, the Company issued 1,081,000 shares of common stock for various services performed for the Company. The value of the services performed was $54,050 or $0.05 per share. Also on June 6, the Company purchased 2,000,000 shares from the president of the Company for $20,000 or $0.01 per share. This amount was accrued and added to amounts already owed to the president.