Form 10QSB
period 1999-09-30
JET SET LIFE USA INC
filed 2000-09-05
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



                                      FORM 10-QSB


                  [X]  QUARTERLY REPORT   OR   [  ] TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended September 30, 1999
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

     As of July 5, 2000, there were 69,167,792 shares of common stock outstanding.

     PART I

     ITEM 1.  FINANCIAL STATEMENTS:

     Unaudited financial statements for the quarter covered by this report are attached hereto.

                  JET SET LIFE USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)



                                   ASSETS
                                                 September 30,  June 30,
                                                       1999        1999
                                                    ----------  ----------
Current Assets
     Cash                                           $        -  $      881
     Accounts receivable                                 2,159       2,159
     Inventory                                          24,579      20,388
                                                    ----------  ----------
     Total Current Assets                               26,738      23,428
                                                    ----------  ----------
Property and Equipment
     Machinery and equipment                            59,038      58,771
     Computer equipment and software                    77,977      77,995
     Furniture and fixtures                              4,776       4,776
     Leasehold improvements                             12,528      12,528
                                                    ----------  ----------
     Total Property and Equipment                      154,319     154,070
                                                    ----------  ----------
     Less:  Accumulated Depreciation                  (119,168)   (115,399)
                                                    ----------  ----------
     Net Property and Equipment                         35,151      38,671
                                                    ----------  ----------
Other Assets - Deposits                                  1,000       1,000
                                                    ----------  ----------
Total Assets                                        $   62,889  $   63,099
                                                    ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.

                   JET SET LIFE USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (UNAUDITED)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  September 30,   June 30,
                                                      1999         1999
                                                   -----------  -----------
Current Liabilities
     Bank overdraft                                $       833  $         -
     Accounts payable                                  351,590      347,727
     Accrued liabilities                               345,036      320,326
     Note payable - related party                      648,105      672,944
     Notes payable                                      58,680       19,680
                                                   -----------  -----------
     Total Current Liabilities                       1,404,244    1,360,677
                                                   -----------  -----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
       shares authorized; issued and outstanding:
       September 30, 1999 - 66,936,792 shares,
       June 30, 1999 - 66,256,792 shares                 6,694        6,626
     Additional paid-in capital                        543,660      509,727
     Accumulated deficit                            (1,890,069)  (1,814,467)
     Foreign currency translation adjustment            (1,640)         536
                                                   -----------  -----------
     Total Stockholders' Deficit                    (1,341,355)  (1,297,578)
                                                   -----------  -----------

Total Liabilities and Stockholders' Deficit        $    62,889  $    63,099
                                                   ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                  JET SET LIFE USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                 For the Three Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1999         1998
                                                   -----------  -----------
Sales                                              $    27,383  $    34,416
Cost of Goods Sold                                      12,265        6,086
                                                   -----------  -----------
          Gross Profit                                  15,118       28,330
                                                   -----------  -----------
Operating Expenses
     General and administrative expense                 67,085       55,707
     Sales and marketing                                 5,412       10,729
     Depreciation and amortization                       3,629        4,227
                                                   -----------  -----------
          Total Operating Expenses                      76,126       70,663
                                                   -----------  -----------
Loss from Operations                                   (61,008)     (42,333)

Interest Expense                                        14,594       15,046
                                                   -----------  -----------
Net Loss                                           $   (75,602) $   (57,379)
                                                   ===========  ===========
Net Loss Per Share                                 $     (0.00) $     (0.00)
                                                   ===========  ===========
Weighted Average Common Shares
 Used in Per Share Calculation                      66,590,977   66,201,792
                                                   ===========   ==========

See the accompanying notes to the condensed consolidated financial statements.

               JET SET LIFE USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 For the Three Months Ended
                                                        September 30,
                                                   ------------------------
                                                      1999         1998
                                                   -----------  -----------
Cash Flows From Operating Activities
     Net loss                                      $   (75,602) $   (57,379)
     Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Depreciation and amortization                       3,769        4,228
     Stock issued for services                          34,001            -
     Payment of personal expenses of the
      president of the Company by the Company           (8,459)      (2,073)
     Changes in certain current assets
      and liabilities:
     Accounts receivable                                     -       15,028
     Inventory                                          (4,191)      17,605
     Bank overdraft                                        833       11,549
     Accounts payable                                    3,863      (33,790)
     Accrued liabilities                                24,710        7,744
                                                   -----------  -----------
     Net Cash Used In Operating Activities             (21,076)     (37,088)
                                                   -----------  -----------
Cash Flows From Investing Activities
     Purchase of equipment                                (249)           -
                                                   -----------  -----------
     Net Cash Used In Investing Activities                (249)           -
                                                   -----------  -----------
Cash Flows From Financing Activities
     Proceeds from notes payable to
      related parties                                        -       20,352
     Proceeds from notes payable                        41,000       23,030
     Principal payment on notes payable to
       related parties                                 (16,380)      (6,000)
     Principal payments on notes payable                (2,000)           -
                                                   -----------  -----------
     Net Cash Provided By Financing Activities          22,620       37,382
                                                   -----------  -----------
Effect of Exchange Rate Changes on Cash                 (2,176)        (294)
                                                   -----------  -----------
Net Decrease in Cash                                      (881)           -

Cash and Cash Equivalents At Beginning of Period           881            -
                                                   -----------  -----------
Cash and Cash Equivalents At End of Period         $         -  $         -
                                                   ===========  ===========
Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                 $         -  $         -
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

NOTE 2--STOCKHOLDERS' EQUITY

During the three months ended September 30, 1999, the Company issued 680,000 shares of common stock for services valued at $34,001, or $0.05 per share.

NOTE 3--STOCK OPTIONS

During September 1999, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $0.25 per share for a period of three years to its employees. At September 30, 1999, the Company had 15,000 options outstanding and exercisable at a weighted-average exercise price of $0.25 per share. The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) "Accounting for Stock-Based Compensation". Stock-based compensation charged to operations was $0 for the three month periods ended September 30, 1999 and 1998. There would have been no effect on net loss and loss per share had compensation cost for the Company's options been determined based upon SFAS 123.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 0.0%; risk-free interest rate of 5.82% and expected life of the options of 3 years.

NOTE 4--CONTINGENCIES AND COMMITMENTS

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

During May 1998, the Company signed an agreement with an individual to promote the Company's products. The Company gave this individual 25,000 shares of common stock at the date the agreement was signed. If this individual was promoting the Company's products one year from the date the agreement was signed, the individual was to receive an additional 25,000 shares of common stock which was issued during the year ended June 30, 1999. If this individual was promoting the Company's products two years from the date the agreement was signed, the individual was to receive an additional 25,000 shares on common stock. The Company expects to issue all of the common stock to this individual as a result of this agreement.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS   OF OPERATIONS.

The Company sells a line of lubrication products which have the unique ability to impart extreme pressure properties to the lubricants by using the reengineered molecules of calcium carbonate.
 The line consists of Oil Extreme Concentrate, Oil Extreme "Better Than Synthetic" Motor Oil, and Grease Extreme. A fuel saving device named the Triple Charger is manufactured and sold by the Company.

Financial Position

Jet Set Life USA, Inc. had no cash as of September 30, 1999. This represents a decrease of $881 from June 30, 1999. Working capital deficit, as of September 30, 1999 increased to $1,377,506 compared to a working capital deficit of $1,337,249 at June 30, 1999. The Company had an accumulated deficit of $1,890,069 at September 30, 1999.

Results of Operations

During the three months ended September 30, 1999 and 1998, Jet Set Life USA had total operating revenues of $27,383 and $34,416, respectively. During the three month period ended September 30, 1999 and 1998, the Company had a gross profit of $15,118, or 55% of sales and $28,330, or 82% of sales, respectively. General and administrative expenses were $67,085 for the three months ended September 30, 1999, compared with $55,707 for the comparable period from the prior year.

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

During the fiscal years 1998 and 1999 the Company instituted the following actions to increase awareness of its products: 1. The Company embarked on a program of dynamometer testing which proved Oil Extreme produces horsepower. 2. JSLT developed its own complete motor oil with the calcium carbonate technology already in the oil. This makes us a legitimate oil company and not just an additive producer. 3. The Company started a concentrated push to reach the automotive performance market. This includes; auto racing, motorcycle racing, snowmobile racing, truck racing, drag racing, hot rods, and custom cars. It is not uncommon for even very small engine shops, and race car and motorcycle builders to have a dynamometer in their shops. These are the individuals who can prove in a few minutes that Oil Extreme produces horsepower. This can shorten the test time drastically, and prove Oil Extreme does everything the Company says it does. 4. The Company plans to attend performance racing industry trade shows, to introduce Oil Extreme to the performance market, and to give samples to anyone willing to test the product on their dynamometers. The Company also plan to attend performance industry shows internationally as funds permit. 5. The Company plans a limited advertising campaign in conjunction with articles showing that both Oil Extreme concentrate and Oil Extreme motor oil out-performs every "top" synthetic racing oil in the world. 6. The Company plans to supply Oil Extreme to a variety of top race teams. 7. The Company plans to open a web site on the Internet. 8. The Company plans to start a mobile oil change dealership program, where exclusive territories will be given to dealers who purchase a special van which is equipped to change oil at the customer's office or business and who exclusively use the Oil Extreme motor oil. All of the above programs should give the Company the reputation of being a legitimate oil company, with legitimate new oil technology.

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

Management feels that this change in direction of not relying on part-time sales people has slowed sales, but sales will rebound once the retail dealers and engine builders have had an opportunity to test the products for themselves. Once the Internet web site is completed and the Oil Extreme Mobile Pit Stop oil change vans are in operation that they will be able to take advantage of all the racing successes the company has achieved, such as sponsoring Arie Luyendyk at Indianapolis in the Indy 500race in 1999. Oil Extreme gained wide publicity from Arie setting the fastest qualifying time for the 500 mile race and by leading the race. Unfortunately he was involved in a race accident while leading

1. with the race half over and his car was unable to continue. The Company has the right to use Arie's picture and testimonial in its advertising and brochures, and is finding this a great confidence builder to customers. The company plans to continue an aggressive program of sponsoring race cars in many different classes.

Liquidity and Capital Resources

Jet Set Life USA had current liabilities of $1,404,244 and had no long-term liabilities as of September 30, 1999. Working capital deficit was $1,377,506 as of September 30, 1999.

Forward-Looking Statements

When used in this Form 10-QSB and in other filings by Jet Set Life USA with the SEC, in Jet Set Life's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of Jet Set Life USA, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Jet Set Life USA cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but no limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, Jet Set Life's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, Jet Set Life USA does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 5.  OTHER INFORMATION
          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          None.



                                SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     JET SET LIFE USA, INC.



     Date: July 10, 2000                     By: /s/  George French
                                             -----------------------------
                                             George French, President