Form 10QSB
period 1999-12-31
JET SET LIFE USA INC
filed 2000-09-05
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



                                      FORM 10-QSB



                  [X]  QUARTERLY REPORT   OR   [  ] TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended December 31, 1999
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
                             (UNAUDITED)


                                ASSETS

                                                   December 31,  June 30,
                                                       1999        1999
                                                    ----------  ----------
Current Assets
     Cash                                           $        -  $      881
     Accounts receivable                                 2,159       2,159
     Inventory                                          25,292      20,388
                                                    ----------  ----------
     Total Current Assets                               27,451      23,428
                                                    ----------  ----------
Property and Equipment
     Machinery and equipment                            59,038      58,771
     Computer equipment and software                    77,977      77,995
     Furniture and fixtures                              4,776       4,776
     Leasehold improvements                             12,528      12,528
                                                    ----------  ----------
     Total Property and Equipment                      154,319     154,070
                                                    ----------  ----------
     Less:  Accumulated Depreciation                  (122,797)   (115,399)
                                                    ----------  ----------
     Net Property and Equipment                         31,522      38,671
                                                    ----------  ----------
Other Assets                                             1,000       1,000
                                                    ----------  ----------
Total Assets                                        $   59,973  $   63,099
                                                    ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.

                   JET SET LIFE USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (UNAUDITED)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   December 31,  June 30,
                                                      1999         1999
                                                   -----------  -----------
Current Liabilities
     Bank overdraft                                $     2,180  $         -
     Accounts payable                                  357,090      347,727
     Accrued liabilities                               365,726      320,326
     Note payable - related party                      641,122      672,944
     Notes payable                                      58,680       19,680
                                                   -----------  -----------
     Total Current Liabilities                       1,424,798    1,360,677
                                                   -----------  -----------
Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
       shares authorized; issued and outstanding:
       December 31, 1999 - 67,424,292 shares,
       June 30, 1999 - 66,256,792                        6,742        6,626
     Additional paid-in capital                        567,986      509,727
     Accumulated deficit                            (1,937,913)  (1,814,467)
     Foreign currency translation adjustment            (1,640)         536
                                                   -----------  -----------
     Total Stockholders' Deficit                    (1,364,825)  (1,297,578)
                                                   -----------  -----------

Total Liabilities and Stockholders' Deficit        $    59,973  $    63,099
                                                   ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                    JET SET LIFE USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                        For The Three Months Ended   For The Six Months Ended
                              December 31,                December 31,
                       -------------------------    ------------------------
                              1999          1998          1999          1998
                       -----------    ----------    ----------    ----------
Sales                  $   29,700    $    36,359    $   57,083    $   70,775
 Cost of Goods Sold        13,583          4,570        25,848        10,656
                       -----------    ----------    ----------    ----------

    Gross Profit           16,117         31,789        31,235        60,119
                       -----------    ----------    ----------    ----------

 Operating Expenses
  General and
   administrative
   expense                  44,401        23,469       111,486        79,176
  Sales and marketing        4,242           592         9,654        11,321
  Depreciation and
    amortization             3,628         4,227         7,257         8,454
                       -----------    ----------    ----------    ----------
    Total Operating
      Expenses              52,271        28,288       128,397        98,951
                       -----------    ----------    ----------    ----------

 Income (Loss) from
   Operations              (36,154)        3,501       (97,162)      (38,832)

 Interest Expense           11,690        15,046        26,284        30,092
                       -----------    ----------    ----------    ----------
 Net Loss              $   (47,844)  $  (11,545)    $ (123,446)   $  (68,924)
                       ===========    ==========    ==========    ==========
 Basic and Diluted
   Loss Per Share      $     (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                       ===========    ==========    ==========    ==========

 Weighted Average Common
 Shares Used in Per
 Share Calculation      67,109,507    66,210,216    66,851,180    66,206,004
                      ============    ==========    ==========    ==========

  See the accompanying notes to the condensed consolidated financial statements.

                    JET SET LIFE USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  For the Six Months Ended
                                                        December 31,
                                                   ------------------------
                                                      1999         1998
                                                   -----------  -----------
Cash Flows From Operating Activities
     Net loss                                      $  (123,446) $   (68,924)
     Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Depreciation and amortization                       7,398        8,455
     Stock issued for services                          58,375        3,750
     Payment of the presidents personal
      expenses by the Company                           (9,143)      (2,848)
     Changes in certain current assets
      and liabilities:
     Accounts receivable                                     -       15,028
     Inventory                                          (4,904)       5,181
     Bank overdraft                                      2,180        1,928
     Accounts payable                                    9,363      (33,790)
     Accrued liabilities                                45,400       37,282
                                                   -----------  -----------
     Net Cash Used In Operating Activities             (14,777)     (33,938)
                                                   -----------  -----------
Cash Flows From Investing Activities
     Purchase of equipment                                (249)           -
                                                   -----------  -----------
     Net Cash Used In Investing Activities                (249)           -
                                                   -----------  -----------
Cash Flows From Financing Activities
     Proceeds from notes payable to
      related parties                                        -       69,919
     Proceeds from notes payable                        41,000       23,680
     Principal payments on notes payable
      to related party                                 (22,679)     (59,366)
     Principal payments on notes payable                (2,000)           -
                                                   -----------  -----------
     Net Cash Provided By Financing Activities          16,321       34,233
                                                   -----------  -----------
Effect of Exchange Rate Changes on Cash                 (2,176)        (295)
                                                   -----------  -----------
Net Decrease in Cash                                      (881)           -

Cash and Cash Equivalents At Beginning of Period           881            -
                                                   -----------  -----------
Cash and Cash Equivalents At End of Period         $         -  $         -
                                                   ===========  ===========
Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                 $         -  $         -
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

NOTE 2--STOCKHOLDERS' EQUITY

During the six months ended December 31, 1999, the Company issued 1,167,500 shares of common stock for services valued at $58,375, or $0.05 per share.

During the six months ended December 31, 1998, the Company issued 25,000 shares of common stock for services valued at $3,750, or $0.15 per share.

NOTE 3--STOCK OPTIONS

During the six months ended December 31, 1999, the Company issued options to purchase 15,000 shares of common stock at an exercise price of $0.25 per share for a period of three years to its employees. At December 31, 1999, the Company had 25,000 options outstanding and exercisable at a weighted-average exercise price of $0.25 per share. The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) "Accounting for Stock-Based Compensation". Stock-based compensation charged to operations was $0 for the six month periods ended December 31, 1999 and 1998. There would have been no effect on net loss and loss per share had compensation cost for the Company's options been determined based upon SFAS 123.

The fair value of each options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 0.0%; risk-free interest rate of 6.04% and expected life of the options of 3 years.

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

Financial Position

Jet Set Life USA, Inc. had no cash as of December 31, 1999. This represents a decrease of $881 from June 30, 1999. Working capital deficit, as of December 31, 1999 increased to $1,397,347 compared to a working capital deficit of $1,337,249 at June 30, 1999. The Company had an accumulated deficit of $1,937,913 at December 31, 1999.

Results of Operations

During the six months ended December 31, 1999 and 1998, Jet Set Life USA had total operating revenues of $57,083 and $70,775, respectively. During the six month period ended December 31, 1999 and 1998, the Company had a gross profit of $31,235, or 55% of sales and $60,119, or 88% of sales, respectively. General and administrative expenses were $111,486 for the six months ended December 31, 1999, compared with $79,176 for the comparable period from the prior year.

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

Management feels that this change in direction of not relying on part-time sales people has slowed sales, but sales will rebound once the retail dealers and engine builders have had an opportunity to test the products for themselves. Once the Internet web site is completed and the Oil Extreme Mobile Pit Stop oil change vans are in operation that they will be able to take advantage of all the racing successes the company has achieved, such as sponsoring Arie Luyendyk at Indianapolis in the Indy 500race in 1999. Oil Extreme gained wide publicity from Arie setting the fastest qualifying time for the 500 mile race and by leading the race. Unfortunately he was involved in a race accident while leading with the race half over and his car was unable to continue. The Company has the right to use Arie's picture and testimonial in its advertising and brochures, and is finding this a great confidence builder to customers. The company plans to continue an aggressive program of sponsoring race cars in many different classes.

Year 2000 Issues: The Company has conducted a comprehensive review of its systems, including both information technology (e.g. computer databases) and non-information technology systems (e.g. building utilities) that use date data, to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's affected programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Testing and conversion of system applications commenced during 1999 and was completed during 1999. Testing of the Company's information technology systems (as modified for Year 2000 issues) with system dates set beyond January 1, 2000 successfully occurred in November 1999. Costs incurred through the end of 1999 have been immaterial and expensed as incurred. The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. Further, the Company must rely on other entities such as the Federal Reserve and its member banks whose Year 2000 readiness efforts it does not control. The Company relies on such entities for the timely processing of its monthly Automated Clearing House transactions and credit card transactions. Should these entities fail in their efforts to become Year 2000 compliant, the Company would immediately convert to monthly invoices until such time as all necessary entities become Year 2000 compliant. Although such actions would be inconvenient and more costly to process, it is not expected to materially affect the Company's long term business outlook. The Company has initiated a comprehensive program to assess the Year 2000 compliance of its key vendors and service providers in order to determine the extent to which the Company is vulnerable to such third parties that fail to remedy their own Year 2000 issues. In this regard, the Company has initiated formal communications with its significant vendors and financial institutions to assess their Year 2000 readiness. No material costs related to Year 2000 compliance efforts by the Company regarding such third parties have been incurred to date. To date these efforts have not revealed any vendor or service provider Year 2000 issue that the Company believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be Year 2000 ready, and the inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company's financial position or results of operations. The Company presently believes based on its knowledge and representations of third parties that, with modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the operations of the Company.

Liquidity and Capital Resources

Jet Set Life USA had current liabilities of $1,424,798 and no long-term liabilities at December 31, 1999. Working capital deficit was $1,397,347 as of December 31, 1999.

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

ITEM 5.  OTHER INFORMATION
          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          None.



                                       SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     JET SET LIFE USA, INC.



     Date:  July 10, 2000                    By: /s/  George French
                                             -------------------------
                                             George French, President