Form 10QSB
period 2000-03-31
JET SET LIFE USA INC
filed 2000-09-05
CIK 819620

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



                                      FORM 10-QSB


                  [X]  QUARTERLY REPORT   OR   [  ] TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended March 31, 2000
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
                                (UNAUDITED)



                                   ASSETS
                                                    March 31,   June 30,
                                                       2000        1999
                                                    ----------  ----------
Current Assets
     Cash                                           $      772  $      881
     Accounts receivable                                 2,159       2,159
     Inventory                                          45,871      20,388
                                                    ----------  ----------
     Total Current Assets                               48,802      23,428
                                                    ----------  ----------
Property and Equipment
     Machinery and equipment                            59,038      58,771
     Computer equipment and software                    77,977      77,995
     Furniture and fixtures                              4,776       4,776
     Leasehold improvements                             12,528      12,528
                                                    ----------  ----------
     Total Property and Equipment                      154,319     154,070
                                                    ----------  ----------
     Less:  Accumulated Depreciation                  (126,438)   (115,399)
                                                    ----------  ----------
     Net Property and Equipment                         27,881      38,671
                                                    ----------  ----------
Other Assets - Deposits                                  1,000       1,000
                                                    ----------  ----------
Total Assets                                        $   77,683  $   63,099
                                                    ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.

                   JET SET LIFE USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (UNAUDITED)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    March 31,     June 30,
                                                      2000         1999
                                                   -----------  -----------
Current Liabilities
     Accounts payable                              $   355,293  $   347,727
     Accrued liabilities                               389,880      320,326
     Note payable - related party                      673,311      672,944
     Notes payable                                      58,680       19,680
                                                   -----------  -----------
     Total Current Liabilities                       1,477,164    1,360,677
                                                   -----------  -----------
Contingent Liabilities

Stockholders' Deficit
     Common stock - $0.0001 par value; 100,000,000
       shares authorized; issued and outstanding:
       March 31, 2000 - 67,424,292,
       June 30, 1999 - 66,256,792
       and outstanding                                   6,742        6,626
     Additional paid-in capital                        567,986      509,727
     Accumulated deficit                            (1,972,569)  (1,814,467)
     Foreign currency translation adjustment            (1,640)         536
                                                   -----------  -----------
     Total Stockholders' Deficit                    (1,399,481)  (1,297,578)
                                                   -----------  -----------

Total Liabilities and Stockholders' Deficit        $    77,683  $    63,099
                                                   ===========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                  JET SET LIFE USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                 For the Three Months Ended     For the Nine Months Ended
                                                           March 31,                      March 31,
                                                   ------------------------     --------------------------
                                                       2000        1999             2000          1999
                                                   -----------  -----------     ------------   -----------
Sales                                              $    23,106  $    50,046     $     80,189   $   120,821
Cost of Goods Sold                                      11,282       24,507           37,130        35,163
                                                   -----------  -----------     ------------   -----------
          Gross Profit                                  11,824       25,539           43,059        85,658
                                                   -----------  -----------     ------------   -----------
Operating Expenses
     General and administrative expense                 24,482       39,949          135,968       119,125
     Sales and marketing                                 3,697        1,974           13,351        13,295
     Depreciation and amortization                       3,643        4,228           10,900        12,682
                                                   -----------  -----------     ------------    ----------
          Total Operating Expenses                      31,822       46,151          160,219       145,102
                                                   -----------  -----------     ------------    ----------
Income (Loss) from Operations                          (19,998)     (20,612)        (117,160)       (59,444)

Interest Expense                                        14,658       15,045            40,942        45,137
                                                   -----------  -----------     -------------  ------------
Net Loss                                           $   (34,656) $   (35,657)    $    (158,102) $   (104,581)
                                                   ===========  ===========     =============  ============
Basic and Diluted
  Loss Per Share                                   $     (0.00) $     (0.00)    $       (0.00) $      (0.00)
                                                   ===========  ===========     =============  ============
Weighted Average Common Shares
 Used in Per Share Calculation                      67,424,292   66,226,792        67,040,828    66,212,832
                                                   ===========   ==========     =============  ============


See the accompanying notes to the condensed consolidated financial statements.

               JET SET LIFE USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 For the Nine Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000         1999
                                                   -----------  -----------
Cash Flows From Operating Activities
     Net loss                                      $  (158,102) $  (104,581)
     Adjustment to reconcile net loss to net
      cash provided by operating activities:
     Depreciation and amortization                      11,040       12,682
     Stock issued for services                          58,375        3,750
     Expensed paid by shareholder	                     2,986            -
     Personal expenses of the
      president paid by the Company                          -       (5,168)
     Changes in certain current assets
      and liabilities:
     Accounts receivable                                     -       13,723
     Inventory                                         (25,483)       5,181
     Bank overdraft                                          -        2,830
     Accounts payable                                    7,566      (33,135)
     Accrued liabilities                                69,552       65,230
                                                   -----------  -----------
     Net Cash Used In Operating Activities             (34,066)     (39,488)
                                                   -----------  -----------
Cash Flows From Investing Activities
     Purchase of equipment                                (249)           -
                                                   -----------  -----------
     Net Cash Used In Investing Activities                (249)           -
                                                   -----------  -----------
Cash Flows From Financing Activities
     Proceeds from notes payable to
      related parties                                   20,761       75,469
     Proceeds from notes payable                        41,000       23,680
     Principal payment on notes payable to
       related parties                                 (23,379)     (59,367)
     Principal payments on notes payable                (2,000)           -
                                                   -----------  -----------
     Net Cash Provided By Financing Activities          36,382       39,782
                                                   -----------  -----------
Effect of Exchange Rate Changes on Cash                 (2,176)        (294)
                                                   -----------  -----------
Net Decrease in Cash                                      (109)           -

Cash and Cash Equivalents At Beginning of Period           881            -
                                                   -----------  -----------
Cash and Cash Equivalents At End of Period         $       772  $         -
                                                   ===========  ===========
Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                 $         -  $         -
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

NOTE 2--STOCKHOLDERS' EQUITY

During the nine months ended March 31, 2000, the Company issued 1,167,500 shares of common stock for services valued at $58,375, or $0.05 per share.

During the nine months ended March 31, 1999, the Company issued 25,000 shares of common stock for services valued at $3,750, or $0.15 per share.

NOTE 3--STOCK OPTIONS

During the nine months ended March 31, 2000, the Company issued options to purchase 15,000 shares of common stock at an exercise price of $0.25 per share for a period of three years to its employees. At March 31, 2000, the Company had 25,000 options outstanding and exercisable at a weighted-average exercise price of $0.25 per share. The Company measures compensation under stock-based options and plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, for stock options granted to employees, and determines compensation cost granted to non-employees based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, (SFAS 123) "Accounting for Stock-Based Compensation". Stock-based compensation charged to operations was $0 for the nine month period ended March 31, 2000 and 1999. There would have been no effect on net loss and loss per share had compensation cost for the Company's options been determined based upon SFAS
123.

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

Financial Position

Jet Set Life USA, Inc. had a cash balance of $772 as of March 31, 2000. This represents a decrease of $109 from June 30, 1999. Working capital deficit, as of March 31, 2000 increased to $1,428,362 compared to a working capital deficit of $1,337,249 at June 30, 1999. The Company had an accumulated deficit of $1,972,569 at March 31, 2000.

Results of Operations

During the nine months ended March 31, 2000 and 1999, Jet Set Life USA had total operating revenues of $80,189 and $120,821, respectively. During the nine month period ended March 31, 2000 and 1999, the Company had a gross profit of $43,059, or 54% of sales and $85,658, or 71% of sales, respectively. General and administrative expenses were $135,968 for the nine months ended March 31, 2000, compared with $119,125 for the comparable period from the prior year.

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

The Company had introduced a new gas and diesel fuel additive it is calling Gas Extreme. It was first introduced at the SEMA automotive after market show in Las Vegas in January. Over 1200 samples were given away to automotive dealers. Even though the product was met with some skepticism, after the product was tried many new dealers were recruited. Management feels this product could increase sales and profits substantially because of the high price of gasoline in the US as well as overseas.

With petrol and diesel fuel prices as high as $4.00 to $5.00 per gallon in many countries, and with more and more emphasis being placed on motor vehicle emissions, the Company hopes to establish wholly-owned sales offices and distribution centeres in countries in many part of the world. With any new product that claims to increase horsepower and gas mileage there is always a time lag before individuals are convinced that the product reports have been recieved that it can confidently promote this new product.

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

Liquidity and Capital Resources

Jet Set Life USA had current liabilities of $1,477,164 and had no long-term liabilities as of March 31, 2000. Working capital deficit was $1,428,362 as of March 31, 2000.

Year 2000 Issues: The Company's computers and software programs encountered no problems on January 1, 2000.


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